Form 10-Q
period 1995-09-30
AMERICAN CLAIMS EVALUATION INC
filed 1995-10-30
CIK 774517

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                      or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                        Commission File Number: 0-14809


                       AMERICAN CLAIMS EVALUATION, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

         New York                                 11-2601199
-------------------------------              -------------------
(State or other jurisdiction of              (IRS Employer
incorporation or organization)               Identification No.)

One Jericho Plaza, Jericho, New York                11753
----------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

                                (516) 938-8000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                               (Not applicable)
       -----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.       Yes     X         No ____


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Common Stock, par value $.01 per share

             4,250,000 shares outstanding at October 25, 1995

                        AMERICAN CLAIMS EVALUATION, INC.

                                     INDEX


                                                        Page No.
                                                        --------
PART I  - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of
               September 30, 1995 and March 31, 1995        3

          Consolidated Statements of Earnings for
               the Six Months and Three Months,
               respectively, ended September 30, 1995
               and 1994                                     4

          Consolidated Statements of Cash Flows for
               the Six Months ended September 30, 1995
               and 1994                                     5

          Notes to Consolidated Financial Statements        6

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                  7-8

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                  9

SIGNATURES                                                 10

                         PART I. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

               AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets


                                           Sep. 30, 1995  Mar. 31, 1995
                                           -------------  -------------
                                             (Unaudited)
                                  Assets
                                  ------
Current Assets:
     Cash and cash equivalents               $6,102,417     5,500,159
     Accounts receivable (net of
       allowance for doubtful
       accounts of $15,000)                     826,272       834,932
     Prepaid expenses                            63,728       101,793
                                             ----------    ----------
          Total current assets                6,992,417     6,436,884

Marketable securities                         1,154,563     1,157,625
Property and equipment, net                     326,088       372,259
Excess cost over fair value of net
     assets acquired, net                       582,299       598,511
Deposits                                            905         1,905
                                             ----------    ----------
                                             $9,056,272     8,567,184
                                             ==========    ==========


                     Liabilities and Stockholders' Equity
                     ------------------------------------
Current liabilities:
     Accounts payable                           508,905       481,444
     Accrued expenses                           105,727       119,905
     Income taxes payable                       275,050       103,142
     Deferred income taxes                      131,585       181,973
                                             ----------    ----------
          Total current liabilities           1,021,267       886,464
                                             ----------    ----------

Stockholders' equity:
     Common stock, $.01 par value;
       authorized 10,000,000 shares;
       4,250,000 shares issued and
       outstanding                               42,500        42,500
     Additional paid-in capital               3,267,699     3,267,699
     Unrealized gain on marketable
       securities, net of tax                   209,864       131,243
     Retained earnings                        4,514,942     4,239,278
                                             ----------    ----------
          Total stockholders' equity          8,035,005     7,680,720
                                             ----------    ----------
                                             $9,056,272     8,567,184
                                             ==========    ==========


Note: The balance sheet at March 31, 1995 has been derived from the audited financial statements at that date.

               AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Earnings

                                  (Unaudited)


                              Three months ended           Six months ended
                              ------------------           ----------------
                         Sep. 30, 1995 Sep. 30, 1994 Sep. 30, 1995 Sep. 30, 1994
                         ------------- ------------- ------------- -------------

Revenues                   $1,382,875     1,325,770     2,776,944     2,772,443
Cost of services              656,607       525,652     1,284,196     1,136,905
                           ----------     ---------     ---------     ---------
  Gross margin                726,268       800,118     1,492,748     1,635,538

Selling, general and
  administrative expenses     621,131       915,653     1,298,711     1,768,940
                           ----------     ---------     ---------     ---------

  Operating earnings          105,137      (115,535)      194,037      (133,402)
    (loss)

Other income:
  Interest income              84,823        64,604       166,053       117,047
  Gain on sale of
    marketable securities      28,228             -        66,721             -
  Miscellaneous income         19,427         9,804        38,853        24,676
                           ----------     ---------     ---------     ---------

  Earnings (loss) before
    provision for
    (benefit from) income
    taxes                     237,615       (41,127)      465,664         8,321

Provision for (benefit
    from) income taxes        100,000        (8,000)      190,000         4,000
                           ----------     ---------     ---------     ---------

  Net earnings (loss)      $  137,615       (33,127)      275,664         4,321
                           ==========     =========     =========     =========

Net earnings (loss) per
  share of common stock    $      .03          (.01)          .06           .00
                           ==========     =========     =========     =========

Weighted average
  common and common
  equivalent shares         4,251,267     4,250,000     4,250,634     4,258,334
                           ==========     =========     =========     =========

               AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                              Six months ended
                                              ----------------
                                        Sep. 30, 1995  Sep. 30, 1994
                                        -------------  -------------

Cash flows from operating activities:
   Net earnings                          $  275,664          4,321
                                         ----------     ----------
   Adjustments to reconcile net
    earnings to net cash provided by
    operating activities:
     Depreciation and amortization           72,750         78,775
     Gain on sales of marketable
       securities                           (66,721)             -
     Deferred income taxes                  (91,000)       (92,000)
     Changes in assets and liabilities:
       Decrease in accounts receivable        8,660         22,678
       Decrease in prepaid expenses          38,065          4,889
       Decrease in prepaid taxes                  -         87,440
      (Increase) decrease in deposits         1,000         (2,654)
       Increase in accounts payable          27,461        148,524
      (Decrease) in accrued expenses        (14,178)       (66,251)
       Increase in income taxes payable     171,908              -
                                         ----------     ----------
       Total adjustments                    147,945        181,401
                                         ----------     ----------
       Net cash provided by operating
            activities                      423,609        185,722
                                         ----------     ----------

Cash flows from investing activities:
  Decrease in short-term investments              -     (3,018,840)
  Purchase of marketable securities         (26,893)      (388,980)
  Proceeds from sales of marketable
     securities                             215,909              -
  Capital expenditures                      (10,367)       (39,598)
                                         ----------     ----------

       Net cash provided by (used in)
            investing activities            178,649     (3,447,418)
                                         ----------     ----------
Net increase (decrease) in cash and
     cash equivalents                       602,258     (3,261,696)

Cash and cash equivalents at beginning

     of period                            5,500,159      3,978,409
                                         ----------     ----------

Cash and cash equivalents at end of
     period                              $6,102,417        716,713
                                         ==========     ==========

Supplemental Disclosure of Cash Flow
     Information:
       Income taxes paid                 $  109,092          8,560
                                         ==========     ==========

             AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

                                (Unaudited)

General

The accompanying unaudited financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report to Shareholders for the year ended March 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made to present fairly the financial position, results of operations and cash flows as at and for the periods shown.

Financial Statement Reclassification

Certain reclassifications have been made to prior periods' financial statements to conform to the current period's presentation.

Marketable Securities

Marketable securities are classified as available for sale securities and as a result are recorded at fair value. Fair value is determined based on quoted market prices. Unrealized gains, net of taxes, are reported as a separate component of stockholders' equity. For purposes of determining realized gains and losses, the cost of marketable securities is based on the first-in, first-out method.

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations - Six Months ended September 30, 1995 and 1994

Consolidated revenues for the six months ended September 30, 1995 totaled

$2,776,944, which were relatively consistent with the $2,772,443 reported for the comparable period ended September 30, 1994. For the three months ended September 30, 1995, consolidated revenues were $1,382,875 compared to $1,325,770 for the corresponding period in the previous year, reflecting an increase of 4.3%. During this period, hospital bill audit ("HBA") services increased by 6.5% and vocational rehabilitation services declined by 2.3% from the prior year's results.

The cost of evaluations for HBA services as a percentage of HBA revenues increased to 46.1% for the six months ended September 30, 1995 from the previous year's comparable percentage of 38.4%. This increase is primarily attributable to a change in the mix of HBA services currently being rendered. Provider discount network services, which were not offered during the six month period ended September 30, 1994, generally provide lower gross margins due to the cost of the related access fees. The cost of services for vocational rehabilitation services decreased to 46.9% of related revenues for the six months ended September 30, 1995 as compared to 49.2% of related revenues in the same period last year.

Selling, general and administrative expenses for the six months ended September 30, 1995 decreased to 46.8% of consolidated revenues from 63.8% of consolidated revenues for the comparable period last year. This decrease was achieved through various cost saving measures introduced during the prior fiscal year, the benefits of which are now being fully realized. Overall, selling, general and administrative expenses decreased by $470,229 (26.6%) from the comparable six month period last year even though revenues were relatively unchanged.

During the six months ended September 30, 1995, the Company earned $166,053 of interest income representing an increase of $49,006 over the six months ended September 30, 1994. This increase resulted from higher interest rates in addition to an increase in the Company's cash and cash equivalents available for investment. The Company also realized gains of $66,721 on the sales of marketable securities during the current six month period.


Liquidity and Capital Resources

During the six month period ended September 30, 1995, cash provided by operating activities was $423,609, compared with $185,722 during the comparable period last year. Net earnings of $275,664 and an increase in income taxes payable of $171,908 were the major factors in cash provided by operations during the current quarter.

Cash provided by investing activities for the six months ended September 30, 1995 was $178,649. During this period, $215,909 of cash provided from the proceeds of sales of marketable securities was offset by $26,893 used for the purchase of additional marketable securities and $10,367 used for capital expenditures.

At September 30, 1995, the Company had working capital of $5,971,150 as compared to working capital of $5,550,420 at March 31, 1995. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.

The Company is engaged in a far-reaching review of possibilities for maximizing shareholder value, centering upon strategic acquisitions and/or dispositions of assets. In connection therewith, the Company will consider acquisitions within its current line of business as well as other fields.

                       PART II. OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of American Claims Evaluation, Inc. was held on September 21, 1995.

         One proposal, subject to shareholder approval, was approved at the Annual meeting by a vote of shareholders. Under this proposal, management nominees for election to the Board of Directors, Messrs. Gelman, Elkin and Gutmann, were re-elected as directors of the Company to serve until the Annual Meeting of Shareholders to be held in 1996 and until their respective successors are duly elected and qualified.


Item 6 - Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                               AMERICAN CLAIMS EVALUATION, INC.


                                   /s/ Gary Gelman
Date:  October 27, 1995        By: ------------------------------
                                   Gary Gelman
                                   Chairman of the Board,
                                   President and Chief Executive
                                   Officer
                                   (Principal Executive Officer)


                                   /s/ Gary J. Knauer
Date:  October 27, 1995        By: -----------------------------
                                   Gary J. Knauer
                                   Chief Financial Officer
                                   and Treasurer
                                   (Principal Financial Officer)