Form 10-Q
period 1995-12-31
AMERICAN CLAIMS EVALUATION INC
filed 1996-01-29
CIK 774517

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

         {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 1995

                                  or

         { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____ to ______

                    Commission File Number: 0-14807

                   AMERICAN CLAIMS EVALUATION, INC.
        (Exact name of Registrant as specified in its charter)

            New York                                 11-2601199
   (State or other jurisdiction of              (IRS Employer
   incorporation or organization)               Identification No.)

        One Jericho Plaza, Jericho, New York             11753
      (Address of principal executive offices)         (Zip Code)

                            (516) 938-8000
         (Registrant's telephone number, including area code)

                           (Not applicable)
         (Former name, former address and former fiscal year,
                     if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.       Yes   X         No ___

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Common Stock, par value $.01 per share

           4,250,000 shares outstanding at January 26, 1996

                   AMERICAN CLAIMS EVALUATION, INC.

                                 INDEX

                                                        Page No.
                                                        --------
PART I  - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of
               December 31, 1995 and March 31, 1995         3

          Consolidated Statements of Earnings for
               the Nine Months and Three Months,
               respectively, ended December 31, 1995
               and 1994                                     4

          Consolidated Statements of Cash Flows for
               the Nine Months ended December 31, 1995
               and 1994                                     5

          Notes to Consolidated Financial Statements        6

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                  7-8

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                  9

SIGNATURES                                                 10

                     PART I. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

           AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARIES

                      Consolidated Balance Sheets

                                             Dec.31,1995   Mar.31,1995
                                             -----------   -----------
                                             (Unaudited)

                                     Assets

Current Assets:
     Cash and cash equivalents               $6,744,549     5,500,159
     Accounts receivable (net of
       allowance for doubtful
       accounts of $15,000)                     772,726       834,932
     Prepaid expenses                            51,953       101,793
                                             ----------     ---------
          Total current assets                7,569,228     6,436,884

Marketable securities                           918,813     1,157,625
Property and equipment, net                     301,380       372,259
Excess cost over fair value of net
     assets acquired, net                       574,193       598,511
Deposits                                            918         1,905
                                             ----------     ---------
                                             $9,364,532     8,567,184
                                             ==========     =========

                      Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                           691,763       481,444
     Accrued expenses                           139,483       119,905
     Income taxes payable                       117,588       103,142
     Deferred income taxes                      149,799       181,973
                                             ----------     ---------
          Total current liabilities           1,098,633       886,464
                                             ----------     ---------

Stockholders' equity:
     Common stock, $.01 par value;
       authorized 10,000,000 shares;
       4,250,000 shares issued and
       outstanding                               42,500        42,500
     Additional paid-in capital               3,267,699     3,267,699
     Unrealized gain on marketable
       securities, net of tax                   245,221       131,243
     Retained earnings                        4,710,479     4,239,278
                                             ----------     ---------
          Total stockholders' equity          8,265,899     7,680,720
                                             ----------     ---------
                                             $9,364,532     8,567,184
                                             ==========     =========

Note: The balance sheet at March 31, 1995 has been derived from the audited financial statements at that date.

           AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARIES

                  Consolidated Statements of Earnings

                              (Unaudited)


                              Three months ended      Nine months ended
                           ----------------------- -----------------------
                           Dec.31,1995 Dec.31,1994 Dec.31,1995 Dec.31,1994
                           ----------- ----------- ----------- -----------
Revenues                   $1,356,754   1,360,840   4,133,698   4,133,283
Cost of services              663,377     573,997   1,947,573   1,710,902
                           ----------   ---------   ---------   ---------
  Gross margin                693,377     786,843   2,186,125   2,422,381

Selling, general and
  administrative expenses     655,826     916,916   1,954,537   2,685,856
                           ----------   ---------   ---------   ---------
  Operating earnings (loss)    37,551    (130,073)    231,588    (263,475)

Other income:
  Interest income              88,082      74,987     254,135     192,034
  Gain on sale of
    marketable securities     170,478      50,988     237,199      50,988
  Miscellaneous income         19,426      24,386      58,279      49,062
                           ----------   ---------   ---------   ---------
  Earnings before provision
    for income taxes          315,537      20,288     781,201      28,609

 Provision for income taxes   120,000       9,000     310,000      13,000
                           ----------   ---------   ---------   ---------
  Net earnings             $  195,537      11,288     471,201      15,609
                           ==========   =========   =========   =========
Net earnings per
  share of common stock    $      .05         .00         .11         .00
                           ==========   =========   =========   =========
Weighted average
  common and common
  equivalent shares         4,250,824   4,256,145   4,250,697   4,257,746
                           ==========   =========   =========   =========

           AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows

                              (Unaudited)

                                            Nine months ended
                                        -------------------------
                                        Dec.31,1995   Dec.31,1994
                                        -----------   -----------
Cash flows from operating activities:
   Net earnings                         $  471,201        15,609
                                        ----------    ----------
   Adjustments to reconcile net
    earnings to net cash provided by
    operating activities:
     Depreciation and amortization         109,887       114,848
     Gain on sales of marketable
       securities                         (237,199)      (50,988)
     Deferred income taxes                 (91,000)      (92,000)
     Changes in assets and liabilities:
      (Increase) decrease in accounts
          receivable                        62,206      (185,733)
       Decrease in prepaid expenses         49,840        16,640
       Decrease in prepaid taxes                 -       102,869
       Decrease in deposits                    987           162
       Increase in accounts payable        210,319       197,743
       Increase (decrease) in accrued
          expenses                          19,578       (16,041)
       Increase in income taxes payable     14,446             -
                                        ----------    ----------
       Total adjustments                   139,064        87,500
                                        ----------    ----------
       Net cash provided by operating
            activities                     610,265       103,109
                                        ----------    ----------
Cash flows from investing activities:
  Decrease in short-term investments             -     2,030,107
  Purchase of marketable securities        (26,893)     (388,980)
  Proceeds from sales of marketable
     securities                            675,708       151,423
  Capital expenditures                     (14,690)      (65,939)
                                        ----------    ----------
       Net cash provided by
            investing activities           634,125     1,726,611
                                        ----------    ----------
Net increase in cash and cash
     equivalents                         1,244,390     1,829,720

Cash and cash equivalents at beginning
     of period                           5,500,159     3,978,409
                                        ----------    ----------
Cash and cash equivalents at end of
     period                             $6,744,549     5,808,129
                                        ==========    ==========
Supplemental Disclosure of Cash Flow
     Information:
       Income taxes paid                $  386,553         9,504
                                        ==========    ==========

           AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements

                              (Unaudited)

General

The accompanying unaudited financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report to Shareholders for the year ended March 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made to present fairly the financial position, results of opera-tions and cash flows as at and for the periods shown.

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

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations - Nine Months ended December 31, 1995 and 1994

Consolidated revenues for the nine months ended December 31, 1995 totaled $4,133,698, which were consistent with the $4,133,283 reported for the comparable period ended December 31, 1994. For the three months ended December 31, 1995, consolidated revenues were $1,356,754 compared to $1,360,840 for the corresponding period in the previous year. During the current three month period, hospital bill audit ("HBA") services decreased by 0.8% and vocational rehabilitation services increased by 1.4% from the prior year's results.

The cost of evaluations for HBA services as a percentage of HBA revenues increased to 47.6% for the nine months ended December 31, 1995 from the previous year's comparable percentage of 39.0%. This increase is predominantly attributable to a change in the mix of HBA services currently being rendered. Provider discount network services, which were not offered during the first six months of the period ended December 31, 1994, generally provide lower gross margins due to the cost of the related access fees. The cost of services for vocational rehabilitation services decreased to 45.6% of related revenues for the nine months ended December 31, 1995, as compared to 49.0% of related revenues in the same period last year.

Selling, general and administrative expenses for the nine months ended December 31, 1995 decreased to 47.3% of consolidated revenues from 65.0% of consolidated revenues for the comparable period last year. This decrease was achieved through various cost saving measures introduced during the prior fiscal year, the benefits of which are now being fully realized. Even though revenues were unchanged, selling, general and administrative expenses decreased by $731,319, or 27.2%, from the comparable nine month period last year.

During the nine months ended December 31, 1995, the Company realized gains of $237,199 on the sales of marketable securities as compared to gains of $50,988 during the nine months ended December 31, 1994. The Company also earned $254,135 of interest income during the current nine month period representing an increase of $62,101 over the nine months ended December 31, 1994. This increase was the result of higher interest rates coupled with an increase in cash and cash equivalents available for investment.

Liquidity and Capital Resources

During the nine month period ended December 31, 1995, cash provided by operating activities was $610,265, compared with $103,109 during the comparable period last year. Net earnings of $471,201 was the major contributor to cash provided by operations during the current period.

Cash provided by investing activities for the nine months ended December 31, 1995 was $634,125. During this period, $675,708 of cash provided from the proceeds of sales of marketable securities was offset by $26,893 used for the purchase of additional marketable securities and $14,690 used for capital expenditures.

At December 31, 1995, the Company had working capital of $6,470,595 as compared to working capital of $5,550,420 at March 31, 1995.
The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.

The Company is engaged in a far-reaching review of possibilities for maximizing shareholder value, centering upon strategic acquisitions and/or dispositions of assets. In connection therewith, the Company will consider acquisitions within its current line of business as well as other fields.

                      PART II. OTHER INFORMATION

Item 6 -  Exhibits and Reports on Form 8-K

          (a) None.

          (b) No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                               AMERICAN CLAIMS EVALUATION, INC.

Date:  January 29, 1996        By: /s/ Gary Gelman
                                   Gary Gelman
                                   Chairman of the Board,
                                   President and Chief Executive
                                   Officer
                                   (Principal Executive Officer)

Date:  January 29, 1996        By: /s/ Gary J. Knauer
                                   Gary J. Knauer
                                   Chief Financial Officer
                                   and Treasurer
                                   (Principal Financial Officer)