Form 10-K405
period 1996-03-31
AMERICAN CLAIMS EVALUATION INC
filed 1996-06-24
CIK 774517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended March 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from ________ to __________

                         Commission File Number 0-14807

                        AMERICAN CLAIMS EVALUATION, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                      11-2601199
- - -------------------------------                      -------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                       Identification No.)

                      One Jericho Plaza, Jericho, NY      11753
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (516) 938-8000

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                  Common Shares, $.01 par value ("the Shares")
                  --------------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this

Form 10-K. [X]



                            [Cover page 1 of 2 pages]

As of June 14, 1996, the aggregate market value of the Registrant's voting stock held by non-affiliates was $3,965,151. For purposes of this calculation, shares of Common Stock held by directors, officers and stockholders whose ownership exceeds five percent of the Common Stock outstanding at June 14, 1996 were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control of the Registrant.

As of June 14, 1996, there were 4,250,000 shares of the Registrant's $.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The exhibits to the Company's Annual Report to its shareholders on Form 10-K for the year ended March 31, 1989 and the exhibits to the Company's Registration Statement on Form S-18 (File No. 2-99625-NY) and exhibits to the Company's Report on Form 8-K dated September 14, 1993 are hereby incorporated by reference.











TOTAL PAGES IN THIS REPORT:  20                          EXHIBIT INDEX:  PAGE 18

                            [Cover page 2 of 2 pages]

                                     PART I

Item 1.  Business

American Claims Evaluation, Inc. (the "Company") was incorporated in the State of New York and commenced operations in April 1982. The Company is in the business of verifying the accuracy of hospital bills submitted for payment to its clients, which include commercial health insurance companies, third-party administrators, self-funded employers, health maintenance organizations ("HMO's") and other third-party payers. The Company also provides a full range of vocational rehabilitation and disability management services through its wholly owned subsidiaries, RPM Rehabilitation & Associates, Inc. and American Rehabilitation Services, Inc.

                         Hospital Bill Auditing Services

Upon receipt of a patient's hospital bill, the Company's clients decide to pay all or part of the bill, request further information from the hospital or patient or refer the bill for examination by an in-house auditor or an outside service such as the Company. The Company reviews the bill to determine if all the charges contained in the bill were for services actually delivered and related to the stated conditions or diagnosis. The Company initially screens all bills submitted to it for review against its comprehensive computerized hospital database to determine whether they meet the guidelines set by the Company for a complete review. Based on its experience, the Company has determined that it is most cost effective to review hospital bills in excess of $10,000, since the higher the bill, the more likely it is that it will contain large errors. In response to its clients' requests to maximize their cost saving opportunities and to control costs on lower dollar value hospital bills, the Company developed the "Best of" program. This program encompasses three proven cost-cutting concepts into one unique product. In addition to on-site hospital bill reviews, the program includes a provider discount network, which delivers substantial discounts through access to over 10,000 health care facilities nationwide, and nurse-directed negotiations that provide for a line-by-line analysis of medical bills by a registered nurse. The "Best of" program enables the Company to utilize alternative methods to realize savings for its clients on hospital bills that are deemed inappropriate for a full on-site review.

If the Company determines that the hospital bill warrants a complete examination, it will send a copy of the bill to an independent registered nurse, who will visit the hospital. The nurse compares the hospital's itemized bill with the patient's hospital charts to determine if all the charges contained in the bill were for services actually delivered, requested by a physician and related to the stated condition or diagnosis. Upon completion of the review, the nurse works directly with the hospital's business office to obtain a prompt resolution of any billing discrepancies.

The Company has found that the most common errors contained in hospital bills are due to a number of factors, including charges for treatment, services and supplies ordered by the physician but not in fact delivered or provided because the orders are changed but notice of the change is not given to the billing department, typographical errors, poor accounting and record keeping procedures and errors in reading doctors' instructions.

To offer a provider discount service to its clients, the Company entered into contracts with two preferred provider organizations (PPO's). Under these arrangements, hospital bills may be repriced according to fee schedules that the PPO's have previously established with billing hospitals. The Company charges its client a percentage of the savings and allocates a portion of its fees to the PPO. These two extensive PPO networks encompass all fifty states, offering discounts for such diverse medical facilities and services as: hospitals imaging centers, psychiatric and substance abuse facilities, physical therapy and rehab services, home health care and ambulatory surgery, and a wide assortment of advanced care services. Fees earned for provider discount services represented approximately 53% of hospital bill audit revenues for the fiscal year ended March 31, 1996.

As part of the "Best of" program, the Company also provides Nurse-directed negotiations. The registered nurses performing these negotiations have extensive backgrounds in medical cost containment. When a bill is in question, the nurse conducts an in-depth negotiation with the health care facility to determine if charges deviate from customary or normal billing procedures. These negotiations result in savings as a result of uncovering unusual pharmaceutical and medical supply charges, or other deviations in billing (such as unbundling of charges, and the overall size of the bill itself).

The Company also reviews hospital bills from acute care hospitals in the State of New York based on the Diagnostic Related Groups ("DRG") system. Under this system, hospital cost reimbursement is based on the patient diagnosis and not on costs of actual treatment provided. The Company will review such bills to determine whether the appropriate DRG assignment was used and to correct any errors in calculations. Review of DRG bills accounted for approximately 4% and 5% of the Company's hospital bill audit revenues for the years ended March 31, 1996 and 1995, respectively.

The Company does not charge its clients for a hospital bill which it screens but does not elect to review. Fees for hospital bills which the Company reviews are based on a variety of billing options. These options include a contingency fee based on the amount of overcharges uncovered by the examiners, a flat fee charged on a per case basis, hourly charges or a fixed fee charge based on the gross amount of the hospital bill. The Company believes that its contingent fee structure encourages clients to have hospital bills reviewed, since the client incurs almost no expenses unless the services provided by the Company obtain positive results.

For the fiscal year ended March 31, 1996, one hospital bill audit services client, the Equitable, accounted for 11% of consolidated revenues. During the two previous fiscal years ended March 31, 1995 and 1994, the Company's then largest client, MetraHealth (formerly The Metropolitan Life Insurance Company), had accounted for 22% and 12% of consolidated revenues, respectively. In August 1995, the Company was notified that MetraHealth would be acquired by United Healthcare Corp. and would perform its hospital bill audit function internally on a prospective basis. During the current fiscal year ended March 31, 1996, MetraHealth accounted for 9% of consolidated revenues. The Travelers Insurance Company ("Travelers"), once the Company's largest customer, accounted for 11% of consolidated revenues for the fiscal year ended March 31, 1994.

The Company's "backlog" varies from the traditional sense of that term, since essentially all audit requests are in one stage or another of processing, starting with obtaining a patient authorization to review hospital and medical records. However, by using the term "backlog" to include cases in all stages of processing and review, as of March 31, 1996, the Company had a backlog of approximately 700 evaluations as opposed to approximately 1,700 evaluations as of March 31, 1995. Because of the Company's method of charging for evaluations based upon results, it cannot estimate the approximate revenues which may be derived from such backlog. In prior years', the Company's backlog has not been a significant factor in terms of estimates of future revenue. However, the decline in the number of cases in backlog is indicative of the reduction in the volume of hospital bill auditing services being performed by the Company.

Review of bills from hospitals in the states of California, Illinois, Texas and Florida accounted for an aggregate of approximately 31% and 38% of the Company's revenues from hospital bill auditing services for each of the fiscal years ended March 31, 1996 and 1995, respectively.

                       Vocational Rehabilitation Services

On September 14, 1993, the Company acquired 100% of the outstanding common stock of RPM Rehabilitation & Associates, Inc. (RPM), a Washington state corporation, pursuant to a stock purchase agreement between the Company and the shareholders of RPM. RPM, which commenced operations in 1986, provides rehabilitation services designed to maximize injured workers' abilities in order to reintegrate them into their respective communities.

The Company formed American Rehabilitation Services, Inc. ("ARS"), a New York corporation, on November 16, 1993 to expand its vocational rehabilitation services. ARS is currently inactive.

The functional capabilities of the injured workers referred to the Company vary. Comprehensive, in-house vocational evaluations are utilized to assess aptitudes, interests, values and abilities. Issues of medical restrictions, functional overlays, illiteracy and occupational diseases are assessed and factored into the development of a rehabilitation strategy.

Specifically, in working with injured workers, the purpose and intent is to bring the injured worker back to work with the employer of injury as soon as medically feasible. The role of a vocational rehabilitation counselor is to convene the claimant, the employer of injury, and associated medical professionals to facilitate an expedited return to work, utilizing the principles of job accommodation, job modification and transitional work. In addition, the counselor can provide medical monitoring of the worker's progress through Pain Clinics and Work Hardening programs. Coordination of these services assist the worker in building strength and motivation to return to their employer and/or occupation at the time of injury. The Company's philosophy is that timely coordination of professional services, coupled with education and liaison with the employer community provides positive results for all parties concerned.

Some early intervention activities include contacting employers at the time of injury to develop return to work strategies such as work restructuring and job modification, on site analysis, local labor market analysis and obtaining work histories. Feedback from clients' claims managers regarding the Company's responsive interventions indicate a trusting, team approach which allows for clear and accurate assessments that expedites the adjudication process, resulting in timely and successful case closure.

RPM is currently approved as a "preferred provider" of vocational rehabilitation services to the Washington State Department of Labor & Industries ("L & I") under two separate contracts originally scheduled to expire in June 1996. L & I has extended all vocational service contracts to August 30, 1996. The loss of these contracts would have a material impact on RPM's revenues. Although RPM has successfully renewed its contracts with L & I since its inception in 1986, there can be no assurances that these contracts will continue to be renewed in future periods. Revenues derived from such contracts with the L & I for the fiscal years ended March 31, 1996 and 1995 and for the period from September 15, 1993 to March 31, 1994 accounted for 21%, 22% and 12% of consolidated revenues, respectively.

Marketing and Advertising

The President, the National Sales Manager and the President of RPM are responsible for the Company's sales and marketing program. In addition to direct contact with leading health care payers, the Company advertises its services in trade magazines and exhibits at conventions and trade association meetings.

Competition

The health care cost containment field is highly competitive. The Company competes with a number of businesses which provide the same services, some of which firms are directly owned by insurance companies which are clients of the Company. Many of these competitors have a longer operating history, greater financial resources, and provide other services to the insurance companies which the Company does not provide.

Principal competitors in hospital bill auditing include Equifax, Inc. and Med-Co Review, Inc. There can be no assurances that other companies or free-lance nurses will not enter this business or that more health insurance companies will not themselves employ nurses or commence in-house procedures to verify hospital bills, thereby reducing demand for the Company's services.

The Company's ability to successfully meet competition will depend, among other things, upon its maintaining a record of prompt and efficient completion of audits, the continuing ability to contract qualified registered nurse evaluators, and the expansion of sales to existing and other clients.

Principal competitors in vocational rehabilitation include national firms, such as CRA Managed Care, Inc. and Crawford & Company, as well as many regional firms. Quality of service, high caliber counselors and proper pricing and range of services offered are the principal factors that will enable the Company to compete effectively.

Government Regulations

Various governmental agencies have in the past, and may in the future, enact cost containment legislation, including legislative restrictions on fees which may be charged by hospitals and other medical providers and the method by which such fees are calculated. The Company is unable to predict what governmental regulations, if any, may be promulgated in the future which would directly or indirectly affect its business. The Federal government, with regard to Medicare and Medicaid reimbursements, and the State of New York, with regard to acute care hospitals, have enacted regulations governing hospital cost reimbursements involving the establishing of diagnostic related groups ("DRGs"). Under these regulations, hospital in-patients are classified into DRGs by diagnosis, age, standard length of stay, necessary medical procedures, and other factors. Payments to hospitals for the care of in-patients covered by federally-funded reimbursement programs and insurance company reimbursements in the State of New York are set for each hospital at a pre-determined amount for each DRG. Should other states adopt similar laws, the Company would be adversely affected, since the Company's revenues are derived primarily from review of bills which are not based on the DRG system. The Company may review a DRG bill to determine whether the proper DRG assignment was used. However, the Company generally reviews considerably fewer bills in DRG states than in states which have not adopted the DRG system and secures less revenue per bill reviewed under the DRG system.

RN Evaluators

The reviews of the hospital records are performed at the hospitals by independent Registered Nurse ("RN") Evaluators who are retained on a job-by-job basis. The Company currently has approximately 100 RNs on its list of active claim evaluators.

Employees

As of March 31, 1996, the Company had 33 full-time employees and 3 part-time employees. Of these full-time employees, four were in management, one was in sales and marketing, ten were vocational rehabilitation consultants and eighteen were in administration.

Item 2.  Properties

The Company leases approximately 2,700 square feet of space at its executive office in Jericho, New York under a lease which expires in November 1998. The Company maintains its National Operations Center for its hospital bill audit operations in Dallas, Texas. The Dallas facility originally consisted of 7,200 square feet of space on a lease which expires in July 1998. During March 1996, the Company amended its lease to reduce its total space requirements to approximately 4,500 square feet. Monthly lease payments were decreased accordingly for the remainder of the lease term. RPM leases approximately 3,900 square feet of office space in Spokane, Washington. This lease expires in June 2000. RPM also maintains an office in Moses Lake, Washington which is leased on a month-to-month basis.

The Company believes that its existing facilities will be adequate to meet its present needs. However, should the Company require additional space it is assumed that such space will be available.

Item 3.  Legal Proceedings

(a)  The Company is not engaged in any material litigation.

(b)  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1996.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

The Company's common shares (the "Shares") trade on the NASDAQ stock market under the symbol "AMCE".

The following table sets forth the range of high and low sales prices for the Company's Shares for each quarter during the period April 1, 1994 through March 31, 1996:

                                            High            Low
                                            ----            ---
           Fiscal 1995:
             4/01/94 -  6/30/94            2  1/2         1  7/8
             7/01/94 -  9/30/94            3  1/8         1 13/16
            10/01/94 - 12/31/94            2 15/16        1 13/16
             1/01/95 -  3/31/95            2  1/8         1  5/8

           Fiscal 1996:
             4/01/95 -  6/30/95            2              1  5/8
             7/01/95 -  9/30/95            3              1 13/16
            10/01/95 - 12/31/95            2  1/8         1  5/8
             1/01/96 -  3/31/96            2  5/8         1 13/16

The number of holders of the Company's Shares was approximately 1,230 on March 31, 1996, computed by the number of record holders, inclusive of holders for whom Shares are being held in the name of brokerage houses and clearing agencies.

The Company has never paid a cash dividend and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, for use in its business.

Item 6.  Selected Financial Data

The following table sets forth certain selected financial data with respect to the Company for each of the years in the five year period ended March 31, 1996. The information set forth below should be read in conjunction with the financial statements and the notes thereto included elsewhere herein.

                                                    Year Ended March 31,
                               --------------------------------------------------------------
                                   1996        1995          1994         1993        1992
                                   ----        ----          ----         ----        ----
Summary Earnings Data(1)
Revenues                       $5,239,848   $5,366,130    $5,811,928   $7,463,800  $7,873,334
Gross margin                    2,880,734    3,196,709     3,837,010    4,916,314   5,356,224
Operating earnings(loss)          294,242     (304,104)     (228,649)   1,432,250   2,021,315
Earnings before provision
for (benefit from) income
taxes                           1,194,638      114,497        34,648    1,705,419   2,332,636
Net earnings                      737,638       64,497        48,148    1,078,419   1,465,636
Net earnings per share
of Common Stock (2)            $      .17   $      .02    $      .01   $      .26  $      .35
Weighted average common
 and common share
 equivalents (2)                4,251,662    4,256,072     4,246,214    4,212,332   4,194,141

                                                           March 31,
                               --------------------------------------------------------------
                                   1996        1995          1994         1993        1992
                                   ----        ----          ----         ----        ----
Condensed Balance Sheets:
Working capital                $7,569,169   $5,550,420    $6,445,381   $6,766,471  $5,634,067
Total assets                    9,266,786    8,567,184     8,150,779    7,733,119   7,236,954
Short-term debt                      --           --            --           --          --
Long-term debt                       --           --            --           --          --
Stockholders' equity            8,404,270    7,680,720     7,484,980    7,010,912   5,894,993



- - ----------

(1)  There were no cash dividends paid per Common Share during this period.

(2) Net earnings per share of Common Stock reflects a 100% share dividend declared October 1, 1991.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary of Operations - Fiscal years ended March 31, 1996, 1995 and 1994

The following table sets forth information with respect to the Company's types of revenues for the fiscal years ended March 31, 1996, 1995 and 1994:

Type of revenues:                        1996          1995           1994
- - -----------------                    -----------   -----------    -----------
Hospital bill audit services         $ 3,946,682   $ 4,061,918    $ 5,063,134
Vocational rehabilitation services     1,293,166     1,304,212        748,794
                                     -----------   -----------    -----------
                                     $ 5,239,848   $ 5,366,130    $ 5,811,928
                                     ===========   ===========    ===========

For the fiscal year ended March 31, 1996 ("Fiscal 1996"), consolidated revenues were $5,239,848, down 2.3 % from consolidated revenues of $5,366,130 during the fiscal year ended March 31, 1995 ("Fiscal 1995"). This shortfall follows a decline in consolidated revenues of 7.7% in Fiscal 1995 from the $5,811,928 reported during the fiscal year ended March 31, 1994 ("Fiscal 1994").

Hospital bill auditing ("HBA") revenues have been severely affected by several factors, the first of which is the successive loss of its two largest clients. During Fiscal 1996, the Company was notified that MetraHealth, formerly Metropolitan Life Insurance Company's group health division, would no longer be utilizing the Company's hospital bill auditing services. MetraHealth comprised 9%, 22% and 12% of consolidated revenues for the fiscal years ended March 31, 1996, 1995 and 1994, respectively. Previously, The Travelers, which represented 11% of Fiscal 1994 consolidated revenues, chose not to renew its HBA services contract with the Company.

Over the past several years, the HBA industry as a whole has suffered a decline in demand for its services and the number of hospital bill audits being performed. To compensate for the erosion in traditional hospital bill audits, the Company introduced two additional services in Fiscal 1995, a provider discount network and nurse-directed negotiations. Although these services have provided new sources of HBA revenue, they have not been able to generate enough incremental revenue to counter the continuing decrease in the total number of claims received for HBA services. Management anticipates that the volume of claims received for HBA services may continue to decrease during the upcoming year. This trend may have a material impact on earnings from HBA operations.


During Fiscal 1996, revenue from vocational rehabilitation services totaled $1,293,166, a marginal decrease from the $1,304,212 reported for Fiscal 1995. The majority of the Company's vocational rehabilitation services are provided to the Washington State Department of Labor & Industries. Although referrals for services from this client have decreased, the Company has maintained a consistent market share in its two contract regions. Management has focused its marketing plans on self-insured corporations as a source of new business and as a means of decreasing its dependence on the State contracts. From September 15, 1993, the acquisition date, through March 31, 1994, revenues generated by vocational rehabilitation services amounted to $748,794.

The cost of evaluations for HBA services was 45.1% as a percentage of HBA revenues during Fiscal 1996 as compared to 37.7% as a percentage of revenues for Fiscal 1995. This increase is predominantly attributable to a change in the mix of HBA services being rendered. Provider discount network services, which are now contributing approximately 53% of HBA revenues, generally provide lower gross margins due to the cost of the related access fees. The cost of evaluator fees during Fiscal 1995 had increased to 37.7% of related revenues from 34.1% as a percentage of HBA revenues in Fiscal 1994 when these new services were being introduced. For Fiscal 1996, the cost of services for vocational rehabilitation services was 44.8% as a percentage of related revenues, compared to 48.8% of related revenues during Fiscal 1995. This cost consists primarily of wages paid to the Company's vocational rehabilitation consultants.

Selling, general and administrative expenses during Fiscal 1996 decreased $914,321 to 49.4% of consolidated revenues from 65.2% of consolidated revenues in Fiscal 1995. This decrease was achieved through various cost saving initiatives introduced during the prior fiscal year, the benefits of which were fully realized during Fiscal 1996. During Fiscal 1995, selling, general and administrative expenses decreased by $564,846, or 13.9%, from Fiscal 1994 even though Fiscal 1995 contained a full year of expenses from RPM Rehabilitation & Associates, Inc., which was acquired on September 15, 1993. This decrease was achieved as a direct result of the savings produced by the centralization of HBA services to Dallas, Texas and the initial implementation of the Company's cost saving program which included workforce reductions.

Interest income increased to $338,517 during Fiscal 1996, as compared to interest income of $272,331 and $178,606 for Fiscal 1995 and Fiscal 1994, respectively. This increase was a direct result of the increase in available cash balances combined with a rise in prevailing market rates. During Fiscal 1996 and 1995, the Company realized gains on the sales of marketable securities of $470,652 and $50,988, respectively. Miscellaneous income, representing ancillary revenues, amounted to $91,277 in Fiscal 1996, as compared with ancillary revenues of $95,282 for Fiscal 1995 and $84,691 for Fiscal 1994.

The effective income tax rate declined from 44% in Fiscal 1995 to 38% in Fiscal

1996. The provision for income taxes in Fiscal 1995 produced a higher effective tax rate as a result of nondeductible amortization of goodwill related to the acquisition of RPM being added to a low level of net earnings. For Fiscal 1994, the Company recorded a tax benefit of $13,500 as result of a reduction in deferred taxes due to the elimination of cash basis accounting for tax purposes, tax-exempt income and the benefit of graduated tax rates being imposed on a reduced level of income.

Liquidity and Capital Resources

At March 31, 1996, the Company had working capital of $7,569,169, including cash and cash equivalents of $7,242,909, as compared to working capital of $5,550,420 at March 31, 1995. This $2,018,749 increase in working capital is attributable to the sale of marketable securities which had been classified as non-current in the prior year and net earnings from operations.

Net cash provided by operations during Fiscal 1996 of $508,096 was primarily the result of net earnings from operations and non-cash depreciation and amortization.

Net cash provided by investing activities of $1,233,774 during the fiscal year ended March 31, 1996 consisted predominantly of $1,269,435 of proceeds from the sales of marketable securities, net of $26,893 of additional marketable securities purchases.

There were no cash flows from financing activities during Fiscal 1996 or 1995.

The Company has intensified its review of strategic alternatives for maximizing shareholder value, focusing upon acquisitions and/or the dispositions of certain assets. Potential acquisitions will be evaluated based on their merits within its current line of business, as well as other fields. The Company believes that it has sufficient cash resources and working capital to meet its capital resource requirements for the foreseeable future.

Recent Accounting Pronouncements

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) was issued. SFAS 123 encourages companies to adopt a fair value basis method of accounting for stock-based compensation plans in place of the intrinsic value method provided for by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Companies which continue to apply the provisions of APB 25 must make pro forma disclosures in the notes to their financial statements of net income and earnings per share as if the fair value based method of accounting defined in SFAS 123 had been applied. The Company plans to adopt the SFAS 123 in fiscal year 1997 on a pro forma disclosure basis.

Item 8.  Financial Statements and Supplementary Data


The financial statements and supplementary data required by this Item are set forth at the pages indicated in Item 14(a)(1).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Company

The executive officers and directors of the Company are as follows:

    Name                     Age      Position
    ----                     ---      --------
    Gary Gelman              49       Chairman of the Board,
                                      President and Chief Executive Officer

    Gary J. Knauer           36       Chief Financial Officer,
                                      Treasurer and Secretary

    Bonnie C. Jackson        53       Vice President - Operations

    Edward M. Elkin, M.D.    57       Director

    Peter Gutmann            67       Director

Gary Gelman, the founder of the Company, has been Chairman of the Board since July 1, 1985, and President, chief Executive Officer and a director since inception. Mr. Gelman served as Treasurer from inception to October 1991. Since 1973, Mr. Gelman has also been Chief Executive Officer and a principal of American Para Professional Systems, Inc., which provides nurses who perform physical examinations of applicants for life and/or health insurance for insurance companies. He received a B.A. Degree from Queens College.

Gary J. Knauer joined the Company as its Controller in July 1991 and has served as Chief Financial Officer and Treasurer since October 1991 and as Secretary since March 1993. Prior to joining the Company, Mr. Knauer was employed from October 1984 to June 1991 by the accounting firm of KPMG Peat Marwick LLP. He is a Certified Public Accountant and holds a B.S. degree from the State University of New York at Binghamton. Since February 1994, Mr. Knauer also serves as Chief Financial Officer of American Para Professional Systems, Inc.

Bonnie C. Jackson joined the Company as the Southern Regional Manager in February 1990 and has served as Vice President - Operations of the Company since March 1994. Ms. Jackson received a B.A. degree from the University of Texas at Arlington and a Master of Business Administration degree from the University of Dallas.


Edward M. Elkin, M.D. has been a director of the Company since July 1, 1985. For more than the past five years, Dr. Elkin has been performing services relating to utilization review and quality assurance in hospitals for the New York State Department of Health. He is certified by the American Board of Pediatrics and the American Board of Quality Assurance and Utilization Review Physicians. He received his B.A. Degree from Harvard College and his M.D. Degree from New York University School of Medicine.

Peter Gutmann has been a director of the Company since July 1, 1985. For more than the past twenty years, he has been a Professor of Economics and Finance at Baruch College, City University of New York and was Chairman of the Economics and Finance Department from 1971 to 1977. Mr. Gutmann was also a director of Instinet Corporation, a company which operates an automated trading system, until May 13, 1987 when that corporation was acquired by a subsidiary of Reuters Holdings P.L.C. He received a B.A. from Williams College, a B.S. from Massachusetts Institute of Technology, an M.A. from Columbia University and a Ph.D. degree from Harvard University.

Item 11.  Executive Compensation

The following table sets forth all plan and non-plan compensation awarded to, earned or paid to the Company's Chief Executive Officer for each of the Company's last three fiscal years. No other executive officer had total annual salary and bonus which exceeded $100,000 during the Company's fiscal year ended March 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                                          Long-Term
                                                        Compensation
                             Annual Compensation           Awards
                       -------------------------------  ------------
Name and                                  Other Annual                All Other
Principal     Fiscal    Salary    Bonus   Compensation    Options   Compensation
Position       Year      ($)       ($)      ($) (1)         (#)         ($) (2)
- - -----------   ------   --------   -----   ------------    -------   ------------
Gary Gelman    1996    $397,772     -           -            -          $227
 Chairman,     1995     406,745     -           -            -           811
 President     1994     388,800     -           -         100,000        210
 and CEO

(1) The aggregate amount of all perquisites and other personal benefits paid to the Chief Executive Officer is not greater than either $50,000 or 10% of the total annual salary and bonus reported.

(2) Consists of $227, $811 and $210 of matching contributions made by the Company under the 401(k) profit sharing plan for each of the fiscal years ended 1996, 1995 and 1994, respectively.

Compensation Plans

The following describes plans adopted by the Company pursuant to which cash or non-cash compensation was paid or distributed during the years ended March 31, 1996, 1995 or 1994 or pursuant to which such compensation may be distributed in the future, to the Chief Executive Officer.

401(k) Profit Sharing Plan

Effective January 1, 1991, the Company established a profit sharing plan covering all employees with one or more years of service as of January 1, 1991, and measured semi-annually thereafter. The plan is qualified under Section 401(k) of the Internal Revenue Code of 1986 (the "Code"). Such plan requires the Company to match participants' contributions to the extent of 10% of such eligible contributions. Under the terms of the Plan, there is a vesting requirement with respect to Company contributions, but employees will be fully vested in their own salary deferral contributions.

Stock Option Plans

The following description of stock options issued takes account of 100% share dividends declared October 1, 1991 and June 12, 1990, and to changes in the option price and number of shares contained, occasioned by anti-dilution provisions called into effect, as a result of such share dividends.

In July 1985 the Company's Board of Directors adopted the 1985 Stock Option Plan (the "1985 Plan"). The 1985 Plan provides for the issuance of up to 400,000 Shares to all full-time employees and directors of the Company. Pursuant to the Plan, options granted may be either incentive stock options, as defined under the Internal Revenue Code of 1986, as amended, or nonqualified stock options. Options may be granted during a ten-year period at the fair market value (as defined in the 1985 Plan) of the Company's Shares at the date of grant. The 1985 Plan limits the market value of Shares underlying options granted to any one employee to $100,000 per year with certain exceptions and limits options which may be granted to any shareholder of the Company owning more than 10% of its voting securities to a maximum term of five years and an exercise price of not less than 110% of the fair market value of the date of grant. The option term may be determined by the Board of Directors but no option may be granted with a term of more than ten years. The options are not transferable, not exercisable while any previously granted incentive stock options under the 1985 Plan are outstanding, and are exercisable only while the optionee is associated with the Company and for three months thereafter, with certain exceptions.

During the fiscal year ended March 31, 1996, 12,500 options were granted under the 1985 Plan, which included 5,000 options granted to an executive officer of the Company.


On March 12, 1991, the Board of Directors adopted the Company's 1991 Stock Option Plan (the "1991 Plan") and on October 1, 1991, the shareholders of the Company ratified, approved and adopted the 1991 Plan. The 1985 Plan remains in effect as well. Under the 1991 Plan, a total of 400,000 Shares are reserved for issuance to employees, including directors and officers who may not be salaried employees ("Eligible Participants"). The 1991 Plan provides that the number of Shares subject thereto and the outstanding options and their exercise prices, are to be appropriately adjusted for mergers, consolidations, recapitalizations, stock dividends, stock splits or combinations of shares. Shares allocated to options and stock appreciation rights which have terminated for reasons other than the exercise thereof may be reallocated to other options and/or stock appreciation rights.

Both incentive and nonstatutory stock options may be granted under the 1991 Plan to Eligible Participants, at a price to be determined by the option committee, provided, however, that incentive stock options must be granted at an exercise price not less than the fair market value of the Shares on the date of the grant. Such exercise price may be payable in cash or, with the approval of the committee which administers the 1991 Plan, by a combination of cash or Shares. Shares received upon exercise of options granted under the 1991 Plan will be subject to certain restrictions on sale or transfer. The term of any option may not exceed ten years from the date of grant. Condi tions of the exercise of options, which must be consistent with the terms of the 1991 Plan, are fixed by a committee appointed by the Board of Directors, consisting of not less than two nor more than five persons. The current committee consists of Messrs. Gelman, Gutmann and Elkin.

Optionees under the 1991 Plan with incentive options may exercise up to 25 percent of such option granted for each year of service to the Company after the date of grant of the option, but the committee may accelerate the schedule of the time or times when an option may be exercised, provided that the fair market value of the securities subject to an incentive option may not exceed $100,000 at the first time such options become exercisable.

The 1991 Plan also provides for stock appreciation rights, pursuant to which the optionee may surrender to the Company all or any part of an unexercised option and receive from the Company in exchange therefor Shares having an aggregate market value equal to the dollar amount obtained by multiplying the number of Shares subject to the surrendered options by the amount by which the market value per share at the time of such surrender exceeds the exercise price per share of the related option. The Company's obligation arising from an exercise of stock appreciation rights may also be settled by the payment of cash, or a combination of cash and Shares. The Board of Directors may at any time terminate or from time to time amend or alter the 1991 Plan.

During the fiscal year ended March 31, 1996, options to purchase 5,000 Shares were granted to each of the Company's two outside directors under the 1991 Plan at an option price of $1.875 per Share .


                     Aggregated Option/SAR Exercises in 1996
                          and FY-End Option/SAR Values

The following table summarizes the number and dollar value of unexercised stock options at March 31, 1996 for the Chief Executive Officer.

                                                                  Value of
                                                 Number of        Unexercised
                                                 Unexercised      In-the-Money
                                                 Options at       Options at
                                                 FY-End (#)       FY-End ($)(1)
                                      Value      -------------    -------------
                 Shares Acquired     Realized    Exercisable/     Exercisable/
Name             on Exercise(#)         ($)      Unexercisable    Unexercisable
- - ------------     ---------------     --------    -------------    -------------
Gary Gelman            -                -          100,000/0          $0/$0
Chairman,
President
and CEO

(1) The closing price of the Company's Shares on March 31, 1996 as reported by the NASDAQ National Market System was $2.3125 per Share.

Employment Agreements

During February 1996, Mr. Gelman's employment agreement with the Company was extended for an additional year on the terms prevailing. It provides for him to be employed as Chairman of the Board of Directors and Chief Executive Officer through March 1997 at an annual salary of $388,800. In addition, Mr. Gelman is entitled to participate in all employee benefit programs and other policies and programs of the Company. Mr. Gelman is not required to devote any specific number of hours to the business of the Company. He is subject to a non-competition and non-disclosure covenant for a period of three years following termination of employment with the Company.

Director Compensation

The Company's policy is to pay its non-employee directors a uniform fee of $400 for each Board of Director's meeting attended in person.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table and notes thereto sets forth information regarding the beneficial ownership of the Company's Shares as of June 14, 1996 by (i) each person known by the Company to be the beneficial owner of more than 5% of such voting security, (ii) each director of the Company and (iii) all officers and directors of the Company as a group. The percentages have been calculated by taking into account all Shares owned on the record date as well as all such

Shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated all persons listed below have sole voting and sole investment power over the Shares owned.

                                      Amount and Nature
Name and Address                        of Beneficial       Percent of Voting
of Beneficial Owner                   Ownership (1) (4)       Securities (1)
- - -------------------                   -----------------     -----------------
Gary Gelman (2)                         2,175,200 (3)            49.3%
Peter Gutmann (2)                          65,000 (3)             1.5%
Edward M. Elkin, M.D. (2)                  45,200                 1.0%
Gary J. Knauer (2)                         18,500                  *
Bonnie C. Jackson (2)                       4,500                  *
D.H. Blair Investment Corp.               561,224 (5)            12.7%
All officers and directors
  as a group (five persons)             2,308,400                52.3%

- - ----------
*    Less than 1%

(1) Based on a total of 4,250,000 Shares issued and outstanding and 166,000 Shares issuable upon the exercise of presently exercisable stock options by persons described in the preceding table.

(2)  Address is c/o the Company, One Jericho Plaza, Jericho, N.Y.  11753

(3) Includes 10,000 Shares and 4,000 Shares owned, respectively by the wives of Messrs. Gelman and Gutmann, as to which beneficial ownership is disclaimed by the respective reporting person.

(4) Includes the presently exercisable portions of outstanding stock options (aggregating 166,000 Shares) which, in the case of Messrs. Gelman, Gutmann, Elkin, and Knauer and Ms. Jackson are 100,000, 19,000, 25,000, 18,500 and 3,500 Shares, respectively.

(5) These Shares are owned of record by D.H. Blair Investment Banking Corp., whose address is 44 Wall Street, New York, New York ("Blair Investment") (532,224 Shares), by Mr. J. Morton Davis' wife (7,200 Shares) and by Rivkalex Corporation, a private corporation controlled by Mr. Davis's wife (21,800 Shares). Mr. Davis has reported Blair Investment's Shares as being beneficially owned by himself but has disclaimed ownership of the 21,800 Shares and 7,200 Shares described in this table owned by Rivkalex Corporation and by Mr. Davis's wife, respectively.

Item 13. Certain Relationships and Related Transactions

    None.

                                     PART IV


Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)  Documents filed as part of this report:

      1.    Financial Statements:

            Independent Auditors' Report

            Consolidated Balance Sheets as of March 31, 1996 and 1995

            Consolidated Statements of Earnings for the Three Year Period ended March 31, 1996

            Consolidated Statements of Stockholders' Equity for the Three Year Period ended March 31, 1996

            Consolidated Statements of Cash Flows for the Three Year Period ended March 31, 1996

            Notes to Consolidated Financial Statements

            Financial Statement Schedules

            Financial statement schedules have been omitted because the required information is inapplicable or because the information is presented in the financial statements or related notes.

      2.A Ninth Amendment to Employment Agreement dated February 13, 1996 between the Company and Gary Gelman.

      2.B First Amendment to Lease dated March 28, 1996 between HMS Office, L.P. as landlord and the Company as tenant with respect to premises at 222 West las Colinas Blvd., Irving, Texas

      2.C   Accountants' Consent

      2.D   Exhibits and Index:

The following were filed as exhibits to the Company's Annual Report on Form 10-K for its year ended March 31, 1995 and are incorporated by reference herein:

      1. Eighth Amendment dated March 2, 1995 to Employment Agreement between the Company and Gary Gelman.

      2 Lease dated March 10, 1995 between Gateway Associates as landlord and RPM Rehabilitation & Associates, Inc. as tenant with respect to premises at 901 East Second Avenue, Spokane, Washington.

      The following were filed as exhibits to the Company's Annual Report on Form 10-K for its year ended March 31, 1994 and are incorporated by reference herein:

      1. Seventh Amendment dated March 9, 1994 to Employment Agreement between the Company and Gary Gelman.

      2. Lease dated August 20, 1993 between Chasco Company as landlord and the Company as tenant with respect to premises at One Jericho Plaza, Jericho, New York.

      3. Lease dated June 3, 1993 between Homart Development Co. as landlord and the Company as tenant with respect to premises at 222 West Las Colinas Blvd., Irving, Texas.

The following were filed as exhibits to the Company's Annual Report on Form 10-K for its year ended March 31, 1989 and are incorporated by reference herein:

      1. Amendment dated March 1, 1989 to Employment Agreement between the Company and Gary Gelman.

      2. Lease dated October 24, 1988 between Jerry Spiegel as landlord and the Company as tenant with respect to premises at 375 North Broadway, Jericho, New York.

      3. Agreement dated March 1, 1989 between the Company and The Travelers Insurance Company.

      4. Certificate of Amendment of Certificate of Incorporation of the Company filed October 19, 1987.

The following were filed as an Exhibit to the Company's Registration Statement on Form S-18 (File No. 2-99625-NY) and are incorporated by reference herein:

      3.1   Certificate of Incorporation of the Company as amended.

      10.1 Employment Agreement dated February 1, 1986 between the Company and Gary Gelman.

      10.2 Agreement among the Company, Gary Gelman and D. H. Blair & Co., Inc. relating to Preferred Stock conversion and other matters.

      10.3  1985 Stock Option Plan.

The following were filed as an Exhibit to the Company's Registration Statement on Form S-3 (File No. 33-40200) and are incorporated by reference herein:

      3.2   By-Laws of the Company.

      10.1 Fourth Amendment to Employment Agreement dated as of February 27, 1991 between the Company and Gary Gelman.


      10.5  1991 Stock Option Plan

Exhibits to the Company's report on Form 8-K dated September 14, 1993 are incorporated by reference herein.

(b)  Reports on Form 8-K:

      There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AMERICAN CLAIMS EVALUATION, INC.



                                       By: /s/ Gary Gelman
                                           ------------------------------
                                           Gary Gelman
                                           Chairman of the Board, President
                                           and Chief Executive Officer

DATE: June 14, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES                                TITLE                        DATE
- - ----------                                -----                        ----


/s/ Gary Gelman                    Chairman of the Board,          June 14, 1996
- - -----------------------------      President and Chief
Gary Gelman                        Executive Officer
                                   (Principal Executive
                                   Officer)

/s/ Gary J. Knauer                 Chief Financial Officer,        June 14, 1996
- - -----------------------------      Treasurer (Principal
Gary J. Knauer                     Financial Officer) and
                                   Secretary



/s/ Edward M. Elkin                Director                        June 14, 1996
- - -----------------------------
Edward M. Elkin, M.D.


/s/ Peter Gutmann                  Director                        June 14, 1996
- - -----------------------------
Peter Gutmann

                        AMERICAN CLAIMS EVALUATION, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements
                                   (Form 10-K)

                             March 31, 1996 and 1995

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements




Independent Auditors' Report


Consolidated Financial Statements:
  Consolidated Balance Sheets as of March 31, 1996 and 1995
  Consolidated Statements of Earnings for the years ended
    March 31, 1996, 1995 and 1994
  Consolidated Statements of Stockholders' Equity for the years ended
    March 31, 1996, 1995 and 1994
  Consolidated Statements of Cash Flows for the years ended
    March 31, 1996, 1995 and 1994
  Notes to Consolidated Financial Statements


Financial statement schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated or related notes.

KPMG Peat Marwick LLP



                          Independent Auditors' Report

The Board of Directors and Stockholders
American Claims Evaluation, Inc.:

We have audited the consolidated financial statements of American Claims Evaluation, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Claims Evaluation, Inc. and subsidiaries, as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1996, in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities", in fiscal 1995.



                                                 KPMG PEAT MARWICK LLP


Jericho, New York
May 15, 1996

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             March 31, 1996 and 1995


                                Assets                                     1996        1995
                                                                           ----        ----
Current assets:
  Cash and cash equivalents                                             $7,242,029   5,500,159
  Marketable securities                                                    364,500        --
  Accounts receivable (net of allowance for doubtful accounts of
    $15,000 in 1996 and 1995)                                              771,585     834,932
  Prepaid expenses                                                          53,571     101,793
                                                                        ----------   ---------
           Total current assets                                          8,431,685   6,436,884

Marketable securities                                                         --     1,157,625
Property and equipment, net                                                269,015     372,259
Excess cost over fair value of net assets acquired, net of accumulated
  amortization of $82,414 and $49,989 in 1996 and 1995, respectively       566,086     598,511
Deposits                                                                      --         1,905
                                                                        ----------   ---------
                                                                        $9,266,786   8,567,184
                                                                        ==========   =========
                      Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                         511,694     481,444
  Accrued expenses                                                         129,293     119,905
  Income taxes payable                                                     142,703     103,142
  Deferred income taxes                                                     78,826     181,973
                                                                        ----------   ---------
           Total current liabilities                                       862,516     886,464
                                                                        ----------   ---------
Commitments

Stockholders' equity:
  Common stock, $.01 par value - authorized 10,000,000 shares;
    4,250,000 shares issued and outstanding                                 42,500      42,500
  Additional paid-in capital                                             3,267,699   3,267,699
  Unrealized gain on marketable securities, net of tax                     117,155     131,243
  Retained earnings                                                      4,976,916   4,239,278
                                                                        ----------   ---------
           Total stockholders' equity                                    8,404,270   7,680,720
                                                                        ----------   ---------
                                                                        $9,266,786   8,567,184
                                                                        ==========   =========


See accompanying notes to consolidated financial statements.

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                    Years ended March 31, 1996, 1995 and 1994



                                                         1996        1995         1994
                                                         ----        ----         ----
Revenues                                              $5,239,848   5,366,130    5,811,928
Cost of services                                       2,359,114   2,169,421    1,974,918
                                                      ----------   ---------    ---------
              Gross margin                             2,880,734   3,196,709    3,837,010

Selling, general and administrative expenses           2,586,492   3,500,813    4,065,659
                                                      ----------   ---------    ---------
              Operating earnings (loss)                  294,242    (304,104)    (228,649)

Other income:
  Interest income                                        338,517     272,331      178,606
  Gain on sale of marketable securities                  470,652      50,988         --
  Miscellaneous income                                    91,227      95,282       84,691
                                                      ----------   ---------    ---------
              Earnings before provision for (benefit
                from) income taxes                     1,194,638     114,497       34,648

Provision for (benefit from) income taxes                457,000      50,000      (13,500)
                                                      ----------   ---------    ---------
              Net earnings                            $  737,638      64,497       48,148
                                                      ==========   =========    =========
Net earnings per share of common stock                $      .17         .02          .01
                                                      ==========   =========    =========
Weighted average common and common
  equivalent shares                                    4,251,662   4,256,072    4,246,214
                                                      ==========   =========    =========


See accompanying notes to consolidated financial statements.

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                    Years ended March 31, 1996, 1995 and 1994

                                                                           Unrealized
                                         Common stock         Additional    gain on                      Total
                                     ---------------------     paid-in     marketable     Retained   stockholders'
                                     Shares      Par value     capital     securities     earnings      equity
                                     ------      ---------     -------     ----------     --------      ------

Balance at March 31, 1993          4,044,000   $   40,440     2,843,839        --        4,126,633     7,010,912

Exercise of stock options            206,000        2,060       423,860        --             --         425,920

Net earnings                            --           --            --          --           48,148        48,148
                                   ---------   ----------     ---------     -------      ---------     ---------
Balance at March 31, 1994          4,250,000       42,500     3,267,699        --        4,174,781     7,484,980

Unrealized gain on market-
     able securities, net of tax        --           --            --       131,243           --         131,243

Net earnings                            --           --            --          --           64,497        64,497
                                   ---------   ----------     ---------     -------      ---------     ---------
Balance at March 31, 1995          4,250,000       42,500     3,267,699     131,243      4,239,278     7,680,720

Reduction in unrealized gain
     on marketable securities,
     net of tax                         --           --            --       (14,088)          --         (14,088)

Net earnings                            --           --            --          --          737,638       737,638
                                   ---------   ----------     ---------     -------      ---------     ---------
Balance at March 31, 1996          4,250,000   $   42,500     3,267,699     117,155      4,976,916     8,404,270
                                   =========   ==========     =========     =======      =========     =========


See accompanying notes to consolidated financial statements.

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended March 31, 1996, 1995 and 1994


                                                                    1996            1995            1994
                                                                    ----            ----            ----
Cash flows from operating activities:
  Net earnings                                                 $   737,638          64,497          48,148
                                                               -----------       ---------       ---------
  Adjustments to reconcile net earnings to net cash provided by operating activities net of effect of acquisition:
      Depreciation and amortization                                144,437         153,594         121,780
      Gain on sale of marketable securities                       (470,652)        (50,988)           --
      Deferred income taxes                                        (96,000)        (94,000)       (117,500)
      Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                  63,347         (10,438)        133,234
        (Increase) decrease in prepaid expenses                     48,222           9,539          (9,797)

        (Increase) decrease in prepaid income taxes                   --           166,838        (161,965)
        Decrease in deposits                                         1,905             770          16,314
        Increase in accounts payable                                30,250         201,322          60,851
        Increase (decrease) in accrued expenses                      9,388         (57,299)        (20,223)
        Increase (decrease) in income taxes payable                 39,561         103,142         (47,250)
                                                               -----------       ---------       ---------
          Total adjustments                                       (229,542)        422,480         (24,556)
                                                               -----------       ---------       ---------
          Net cash provided by operating activities                508,096         486,977          23,592
                                                               -----------       ---------       ---------
Cash flows used in investing activities:
  Decrease in short-term investments                                  --         2,030,107       1,010,753
  Purchases of marketable securities                               (26,893)     (1,059,317)           --
  Proceeds from sales of marketable securities                   1,269,435         151,423            --
  Payments for acquisition, net of cash acquired                      --              --          (715,448)
  Capital expenditures, net                                         (8,768)        (87,440)       (261,027)
                                                               -----------       ---------       ---------
          Net cash provided by investing activities              1,233,774       1,034,773          34,278
                                                               -----------       ---------       ---------
Cash flows from financing activities:
  Proceeds from exercise of stock options                             --              --           425,920
                                                               -----------       ---------       ---------
Net increase in cash and cash equivalents                        1,741,870       1,521,750         483,790
Cash and cash equivalents - beginning of year                    5,500,159       3,978,409       3,494,619
                                                               -----------       ---------       ---------
Cash and cash equivalents - end of year                        $ 7,242,029       5,500,159       3,978,409
                                                               ===========       =========       =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Income taxes                                               $   514,300          36,057         274,889
                                                               ===========       =========       =========


See accompanying notes to consolidated financial statements.

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1)   Summary of Significant Accounting Policies

      (a)   Nature of Business

      American Claims Evaluation, Inc. (the Company) is in the business of verifying the accuracy of hospital bills throughout the United States submitted to its clients for payment; such clients include commercial health insurance companies, third-party administrators, health maintenance organizations and corporations which maintain self-insurance programs. The Company also provides a full range of vocational rehabilitation and disability management services through its wholly-owned subsidiaries.

      (b)   Principles of Consolidation

      The Company's financial statements are prepared on a consolidated basis and include the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

      (c)   Revenue Recognition

      Revenue is recognized on hospital bill audits by the Company at the time an evaluation is completed and results accepted. This is defined as the date on which the hospital confirms an insurance claim discrepancy. Revenue for all other services are recognized when the related services are provided.

      (d)   Marketable Securities

      The Company adopted the provisions of Statement of Financial Accounting
            Standards No.115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities" effective April 1, 1994. In accordance with SFAS 115, marketable securities at March 31, 1995 are classified as available for sale securities and as a result are recorded at fair value. Fair value is determined based on quoted market prices. Unrealized gains, net of taxes, are reported as a separate component of stockholders' equity. For purposes of determining realized gains and losses, the cost of marketable securities sold is based upon the first-in, first-out method.

      (e)   Property and Equipment

      Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is provided by the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful lives or the remaining term of the lease.

      (f)   Excess of Cost over Fair Value of Net Assets Acquired

      The excess of cost over fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over a period of twenty years. Amortization expense amounted to $32,425 in each of the years ended March 31, 1996 and 1995 and $17,564 in the year ended March 31, 1994 and is included in selling, general and administrative expenses in the consolidated statements of earnings. The Company assesses the recoverability of unamortized goodwill using the undiscounted projected future results of the related business.


                                                             (Continued)

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARIES

      (g)   Income Taxes

      Effective April 1, 1993, the Company adopted Statement of Financial
            Accounting Standards No.109, "Accounting for Income Taxes", on a prospective basis. This statement requires the use of the asset and liability approach for financial accounting and reporting of income taxes. Under this method, deferred tax assets and liabilities are recognized based on the temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted tax rates expected to be in effect when such amounts are realized and settled. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

      (h)   Fair Value of Financial Instruments

      The carrying value of all financial instruments approximate fair value.

      (i)   Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each reporting period. Actual results could differ from those estimates.

      (j)   Earnings Per Share

      The computation of earnings per share is based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents include dilutive stock options (using the treasury stock method) exercisable under the Company's stock option plans. The weighted average number of common and common equivalent shares outstanding was 4,251,662, 4,256,072 and 4,246,214 for the years ended March 31, 1996, 1995 and 1994, respectively.

      (k)   Cash and Cash Equivalents

      All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.

(2)   Acquisition


      On September 14, 1993, the Company acquired all of the outstanding stock of RPM Rehabilitation & Associates, Inc. (RPM). The total acquisition cost amounted to $723,500 (including expenses of $48,500). The purchase price included a cash payment of $675,000 at closing and may include payments up to an additional $675,000, contingent upon the future earnings through September 14, 1998, of RPM as defined in the stock purchase agreement. Through March 1996, no additional consideration has been earned. The acquisition has been accounted for as a purchase, and the operating results of RPM are included in the consolidated statements of earnings from the date of acquisition. The excess of cost over fair value of net assets acquired, amounting to approximately $648,500, is being amortized on a straight-line basis over 20 years.

                                                             (Continued)

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARIES

      The following unaudited pro-forma consolidated results of operations assume that this acquisition occurred on April 1, 1992, and reflects the historical operations of RPM after including the impact of certain adjustments, such as: amortization of intangibles and the related income tax effects:

                                                  1994            1993
                                                  ----            ----
                     Revenue                  $ 6,527,659      8,998,438

                     Net earnings (loss)           (4,453)     1,091,365

                     Earnings per share               -              .26
                                              ===========      =========

      The pro-forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisition been made at the beginning of the period, or of results which may occur in the future.

(3)   Marketable Securities

      Marketable securities at March 31, 1996 and 1995 consist entirely of available for sale equity securities. Gross unrealized gains and fair value for available for sale securities at March 31, 1996 and 1995 were as follows:


                                                 1996             1995
                                                 ----             ----
                     Cost                     $ 186,992          958,882
                                              =========        =========
                     Gross unrealized gain    $ 177,508          198,743
                                              =========        =========
                     Fair value               $ 364,500        1,157,625
                                              =========        =========

(4)   Property and Equipment

      Property and equipment at March 31, 1996 and 1995 consist of the following:

                                                                    Estimated
                                           1996         1995       useful life
                                           ----         ----       -----------
Equipment                                $471,889      637,369     3 to 5 years
Furniture and fixtures                    175,431      208,910     5 to 10 years
                                         --------      -------
                                          647,320      846,279

Less accumulated depreciation             378,305      474,020
                                         --------      -------
                                         $269,015      372,259
                                         ========      =======

      Depreciation for the years ended March 31, 1996, 1995 and 1994 amounted to $112,012, $121,169 and $104,216, respectively.

                                                             (Continued)

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARIES

(5)   Income Taxes

      Income tax expense for the years ended March 31, 1996, 1995 and 1994 is comprised of the following:

                                            Year ended March 31,
                                     ------------------------------------
                                        1996          1995         1994
                                        ----          ----         ----
                Current:
                    Federal          $ 500,000      129,500       78,500

                    State               53,000       14,500        5,500
                                     ---------      -------       ------
                                       553,000      144,000       84,000
                                     ---------      -------       ------
                Deferred:
                    Federal            (95,000)     (86,000)     (86,000)
                    State               (1,000)      (8,000)     (11,500)
                                     ---------      -------       ------
                                       (96,000)     (94,000)     (97,500)
                                     ---------      -------       ------
                                     $ 457,000       50,000      (13,500)
                                     =========       ======      =======

      The actual provision for (benefit from) income taxes differed from that which would have resulted when applying the statutory Federal income tax rate as a result of the following items:

                                                          Year ended March 31,
                                         ------------------------------------------------------
                                              1996                1995               1994
                                         --------------     ---------------    ---------------
Expected income tax provision at
  the statutory Federal tax rate         $406,000    34%    $ 39,000     34%   $ 12,000     34%
Benefit of graduated tax rates               --      --       (9,000)    (8)     (6,500)   (19)
State taxes, net of Federal tax benefit    34,000     3        5,000      4       4,000     12
Amortization of goodwill                   11,000     1       11,000     10       6,000     17
Tax exempt interest                          --      --         --       --     (16,000)   (46)
Other, net                                  6,000    --        4,000      4     (13,000)   (37)
                                         --------    --     --------     --    --------    ---
Actual income tax provision (benefit)    $457,000    38%    $ 50,000     44%   $(13,500)   (39)%
                                         ========    ==     ========     ==    ========    ===

      The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at March 31, 1996 and 1995 are as follows:

                                                            1996           1995
                                                            ----           ----
            Cash basis recognition of revenue and
               expense for tax purposes                   $  4,000        95,400
            Unrealized gains on marketable securities       60,363        67,500
            Depreciation                                    14,463        19,073
                                                          --------       -------
                                                          $ 78,826       181,973
                                                          ========       =======

                                                          (Continued)

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARIES

(6)   Major Customers

      Revenues from the Company's two largest customers each represented 21% and 11% of consolidated revenues for the year ended March 31, 1996. During the year ended March 31, 1995, the Company had two customers who accounted for 22% of revenues each. The Company had two customers who accounted for 12% of revenues each and another customer who accounted for 11% of revenues for the year ended March 31, 1994.

(7)   Stock Options

      The Company has two stock option plans - the 1985 Stock Option Plan and the 1991 Stock Option Plan - which provide for the granting of stock options, which may be incentive or non-qualified stock options, to directors, officers and employees, at option prices equal to the current market price of the common stock. Accordingly, the Company makes no charge against earnings with respect to options. Options may not be exercised within one year from the date of grant, and expire, if not completely exercised, within five years from the date of grant. Generally, in any year after the first year, the options can be exercised with respect to only up to 25% of the shares subject to the option, computed cumulatively.

                                                Mar. 31, 1996     Mar. 31, 1995
                                                -------------     -------------
                  Options exercisable              153,750           142,250
                                                   =======           =======
                  Shares available for grant       307,500           324,000
                                                   =======           =======

      Changes in the options outstanding during the fiscal years 1996, 1995 and 1994 are summarized in the following table:

                                   No. of             Price
                                   shares           per share
                                   ------           ---------
Balance - March 31, 1993           258,000          1.79-12.25

Fiscal 1994:
  Options granted                  125,000           2.50-3.50
  Options exercised               (206,000)          1.79-1.82
  Options terminated                (4,000)         7.75-12.25
                                  --------
Balance - March 31, 1994           173,000          1.82-12.25


Fiscal 1995:
  Options granted                   29,000           1.88-3.50
  Options terminated               (16,000)         2.63-12.25
                                   -------          ----------
Balance - March 31, 1995           186,000           1.82-7.75

Fiscal 1996:
  Options granted                   22,500           1.88-2.10
  Options terminated                (6,000)               3.50
                                   -------           ---------
Balance - March 31, 1996           202,500           1.82-7.75
                                   =======           =========

                                                             (Continued)

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARIES

(8)   Commitments

      Rental expense under non-cancellable operating leases for office space amounted to $211,592, $223,554 and $270,058 for the years ended March 31, 1996, 1995 and 1994, respectively. Minimum lease payments under non-cancelable operating leases, exclusive of future escalation charges, as of March 31, 1996 are as follows:

                   1997                 $ 167,000
                   1998                   169,000
                   1999                   110,000
                   2000                    56,000
                   2001                    15,000
                                        ---------
                   Total minimum lease
                       payments         $ 517,000
                                        =========

(9)   Profit Sharing Plan

      Effective January 1, 1991, the Company established a 401(k) profit sharing plan covering all employees with one or more years of service. Under the plan, participants can contribute up to 12% of their salaries as defined, and the Company is required to match participants' contributions to the extent of 10% of such contributions. Participants are fully vested to the extent of their own salary deferral contributions and become vested in Company contributions over a six-year period in accordance with the terms of the plan. The 401(k) profit sharing plan expense was $7,408, $7,244 and $8,679 for the years ended March 31, 1996, 1995 and 1994, respectively.

(10)  Impact of New Accounting Standards

      Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective for fiscal years beginning after December 15, 1995, requires among other things, that long-lived and certain identified intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses should be based upon the fair value of the asset and reported in the period in which the recognition criteria are first applied and met. The management of the Company does not believe that the implementation of SFAS No. 121 will have a significant impact on its financial position or results of operations.

      In October 1995, the Financial Accounting Standards Board (FASB) issued
            Statement No. 123, "Accounting for Stock-Based Compensation", which must be adopted by the Company in fiscal 1997. The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose, commencing in fiscal 1997, the proforma net income and earnings per share as if such method has been used to account for stock-based compensation cost as described in the statement.