Form 10-Q
period 1996-06-30
AMERICAN CLAIMS EVALUATION INC
filed 1996-08-12
CIK 774517

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      or

             { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

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

                               (Not applicable)
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X       No
                                           -----       -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Common Stock, par value $.01 per share

                 4,250,000 shares outstanding at July 29, 1996

                       AMERICAN CLAIMS EVALUATION, INC.

                                     INDEX

                                                                       Page No.
                                                                       --------
PART I  - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of
               June 30, 1996 and March 31, 1996                            3

          Consolidated Statements of Earnings
               for the Three Months ended
               June 30, 1996 and 1995                                      4

          Consolidated Statements of Cash Flows
               for the Three Months ended
               June 30, 1996 and 1995                                      5

          Notes to Consolidated Financial Statements                       6

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       7-8

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 9

SIGNATURES                                                                10

                         PART I. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

               AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets


                                                 Jun.30,1996     Mar.31,1996
                                                 -----------     -----------
                                                 (Unaudited)
                                    Assets

Current Assets:
         Cash and cash equivalents               $ 7,882,668       7,242,029
         Marketable securities                            --         364,500
         Accounts receivable (net of
           allowance for doubtful
           accounts of $15,000)                      566,670         771,585
         Prepaid expenses                             52,799          53,571
                                                 -----------     -----------
                  Total current assets             8,502,137       8,431,685

Property and equipment, net                          242,321         269,015
Excess cost over fair value of net
         assets acquired, net                        557,980         566,086
                                                 -----------     -----------

                                                 $ 9,302,438       9,266,786
                                                 ===========     ===========

                     Liabilities and Stockholders' Equity

Current liabilities:
         Accounts payable                            419,591         511,694
         Accrued expenses                             91,129         129,293
         Income taxes payable                        227,252         142,703
         Deferred income taxes                        14,473          78,826
                                                 -----------     -----------
                  Total current liabilities          752,445         862,516
                                                 -----------     -----------

Stockholders' equity:
         Common stock, $.01 par value;
           authorized 10,000,000 shares;
           4,250,000 shares issued and
           outstanding                                42,500          42,500
         Additional paid-in capital                3,267,699       3,267,699
         Unrealized gain on marketable
           securities, net of tax                         --         117,155
         Retained earnings                         5,239,794       4,976,916
                                                 -----------     -----------

                  Total stockholders' equity       8,549,993       8,404,270
                                                 -----------     -----------

                                                 $ 9,302,438       9,266,786
                                                 ===========     ===========


Note: The balance sheet at March 31, 1996 has been derived from the audited financial statements at that date.

               AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Earnings

                                  (Unaudited)


                                           Three months ended
                                           ------------------
                                       Jun.30,1996    Jun.30,1995
                                       -----------    -----------

Revenues                                $  953,160      1,394,069
Cost of services                           440,279        627,589
                                        ----------     ----------

  Gross margin                             512,881        766,480

Selling, general and administrative
     expenses                              494,127        677,580
                                        ----------     ----------

  Operating earnings                        18,754         88,900

Other income:
  Gain on sale of marketable
         securities, net                   285,356         38,493
  Interest income                          111,785         81,230
  Miscellaneous income                      10,983         19,426
                                        ----------     ----------

  Earnings before provision for
     income taxes                          426,878        228,049

Provision for income taxes                 164,000         90,000
                                        ----------     ----------

  Net earnings                          $  262,878        138,049
                                        ==========     ==========


Net earnings per share of common
     stock                              $      .06            .03
                                        ==========     ==========

Weighted average common and
     common equivalent shares            4,266,157      4,250,000
                                        ==========     ==========

               AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                              Three months ended

                                                     Jun.30,1996      Jun.30,1995
                                                     -----------      -----------
Cash flows from operating activities:
   Net earnings                                      $   262,878          138,049
                                                     -----------      -----------
   Adjustments to reconcile net
    earnings to net cash provided by
    operating activities:
         Depreciation and amortization                    34,800           37,261
         Gain on sales of marketable
           securities                                   (285,356)         (38,493)
         Deferred income taxes                            (4,000)         (91,000)
         Changes in assets and liabilities:
           Decrease in accounts receivable               204,915          147,740
           Decrease in prepaid expenses                      772           10,349
           Decrease in deposits                               --              250
           (Decrease) in accounts payable                (92,103)         (26,271)
           (Decrease) in accrued expenses                (38,164)          (3,673)
           Increase in income taxes payable               84,549          145,103
                                                     -----------      -----------
                  Total adjustments                      (94,587)         181,266
                  Net cash provided by operating
                    activities                           168,291          319,315
                                                     -----------      -----------

Cash flows from investing activities:
  Purchase of marketable securities                     (118,768)         (26,893)
  Proceeds from sales of marketable
         securities                                      591,116          127,196
  Capital expenditures                                        --           (9,829)
                                                     -----------      -----------

                  Net cash provided by investing
                    activities                           472,348           90,474
                                                     -----------      -----------

Net increase in cash and cash
   equivalents                                           640,639          409,789

Cash and cash equivalents at beginning
   of period                                           7,242,029        5,500,159
                                                     -----------      -----------

Cash and cash equivalents at end of
   period                                            $ 7,882,668        5,909,948
                                                     ===========      ===========

Supplemental Disclosure of Cash Flow
   Information:
    Income taxes paid                                $    84,167           35,897
                                                     ===========      ===========

               AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                  (Unaudited)


General

The accompanying unaudited financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report to Shareholders for the year ended March 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made to present fairly the financial position, results of operations and cash flows as at and for the periods shown.

Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Results of Operations - Three Months ended June 30, 1996 and 1995

The following table sets forth information with respect to the Company's sources of revenues for the three month periods ended June 30, 1996 and June 30, 1995:


                                        Three months        Three months
                                           ended               ended
                                       June 30, 1996       June 30, 1995
                                       -------------       -------------
Hospital bill audit services            $  652,071          $1,079,708
Vocational rehabilitation
         services                          301,089             314,361
                                        ----------          ----------
                                        $  953,160          $1,394,069
                                        ==========          ==========

Consolidated revenues for the three months ended June 30, 1996 decreased 31.6% to $953,160 from the $1,394,069 reported for the comparable period ended June 30, 1995. During the three months ended June 30, 1996, hospital bill audit ("HBA") services declined by 39.6% and vocational rehabilitation services posted a 4.2% decrease from the corresponding period last year. The most notable cause for the decrease in HBA revenues is the previously announced loss of business from a single client. During August 1995, MetraHealth notified the Company that it was to be acquired by United Healthcare Corp. and planned to perform its hospital bill audits internally, thus phasing out the use of the Company's services. MetraHealth, formerly the Company's largest client, accounted for approximately 22% of consolidated revenues prior to August 1995.

The cost of evaluations for HBA services as a percentage of HBA revenues increased to 47.6% from the previous year's comparable percentage of 44.6%. This increase is primarily attributable to a change in the mix of HBA services being rendered with provider discount network ("PDN") services capturing a larger percentage in the current period. PDN services generally provide for lower gross margins due to the cost of related access fees. The cost of services for vocational rehabilitation services decreased to 43.1% of related revenues for the three months ended June 30, 1996 as compared to 46.4% for the three months ended June 30, 1995.

Selling, general and administrative expenses for the three months ended June 30, 1996 increased to 51.8% of consolidated revenues from 48.6% of consolidated revenues during the three months ended June 30, 1995. Overall, selling, general and administrative expenses for the quarter ended June 30, 1996 decreased by $183,453, or 27.1%, from the comparable period last year.

During the current quarter, the Company earned $111,785 of interest income representing an increase of $30,555 over the three months ended June 30, 1995. This increase resulted from higher interest rates in addition to an increase in the Company's cash and cash equivalents available for investment. The Company also realized net gains on the sale of marketable securities of $285,356 during the three months ended June 30, 1996, as compared to gains of $38,493 on the sale of marketable securities during the three months ended June 30, 1995.


Liquidity and Capital Resources

During the three month period ended June 30, 1996, cash provided by operating activities was $168,291, compared with $319,315 during the comparable period last year. Net earnings of $262,878 coupled with a decrease in accounts receivable of $204,915 which was offset by gains on the sale of marketable securities of $285,356 were the major factors in net cash provided by operations during the current quarter.

Cash provided by investing activities for the three months ended June 30, 1996 was $472,348, as compared with $90,474 in the comparable period last year. During the three month ended June 30, 1996, $591,116 of cash provided from the proceeds of sales of marketable securities was offset by $118,768 used for the purchase of additional marketable securities.

At June 30, 1996, the Company had working capital of $7,749,692 as compared to working capital of $7,569,169 at March 31, 1996.

The Company has intensified its review of strategic alternatives for maximizing shareholder value, focusing upon acquisitions and/or the dispositions of certain assets. Potential acquisitions will be evaluated based on their merits within the Company's current line of business, as well as other fields.

The Company believes that it has sufficient cash resources and working capital to meet its capital requirements for the foreseeable future.

                          PART II. OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

         (a)  None.

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                     AMERICAN CLAIMS EVALUATION, INC.



Date:  August 7, 1996                By:  /s/ Gary Gelman
                                         ----------------
                                         Gary Gelman
                                         Chairman of the Board,
                                         President and Chief Executive
                                         Officer
                                         (Principal Executive Officer)



Date:  August 7, 1996               By:  /s/ Gary J. Knauer
                                         -------------------
                                         Gary J. Knauer
                                         Chief Financial Officer
                                         and Treasurer
                                         (Principal Financial Officer)