Form 10-Q
period 1996-09-30
AMERICAN CLAIMS EVALUATION INC
filed 1996-11-06
CIK 774517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       or

              { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes __X__     No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Common Stock, par value $.01 per share

                4,073,500 shares outstanding at October 25, 1996

                        AMERICAN CLAIMS EVALUATION, INC.

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I -  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of
             September 30, 1996 and March 31, 1996                          3

          Consolidated Statements of Earnings for
             the Six Months and Three Months,
             respectively, ended September 30, 1996
             and 1995                                                       4

          Consolidated Statements of Cash Flows for
             the Six Months ended September 30, 1996
             and 1995                                                       5

          Notes to Consolidated Financial Statements                        6

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                    7-8

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                  9

SIGNATURES                                                                 10

                          PART I. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                     Sep.30,1996    Mar.31,1996
                                                     -----------    -----------
                                                     (Unaudited)
                                     Assets

Current Assets:

   Cash and cash equivalents                         $ 7,577,137      7,242,029
   Marketable securities                                    --          364,500
   Accounts receivable, net                              370,335        771,585
   Prepaid expenses                                       47,544         53,571
                                                     -----------    -----------
      Total current assets                             7,995,016      8,431,685

Property and equipment, net                              216,628        269,015
Excess cost over fair value of net
   assets acquired, net                                  549,874        566,086
                                                     -----------    -----------
                                                     $ 8,761,518      9,266,786
                                                     ===========    ===========


                      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                      316,709        511,694
   Accrued expenses                                      101,605        129,293
   Income taxes payable                                    7,169        142,703
   Deferred income taxes                                  14,473         78,826
                                                     -----------    -----------
      Total current liabilities                          439,956        862,516
                                                     -----------    -----------

Stockholders' equity:
   Common stock, $.01 par value;
     authorized 10,000,000 shares;
     issued 4,250,000 shares                              42,500         42,500
   Additional paid-in capital                          3,267,699      3,267,699
   Unrealized gain on marketable
     securities, net of tax                                 --          117,155
   Retained earnings                                   5,309,580      4,976,916
                                                     -----------    -----------
                                                       8,619,779      8,404,270
   Less treasury stock, at cost,
     176,500 shares at Sept. 30, 1996                   (298,217)          --
                                                     -----------    -----------
      Total stockholders' equity                       8,321,562      8,404,270
                                                     -----------    -----------
                                                     $ 8,761,518      9,266,786
                                                     ===========    ===========

Note: The balance sheet at March 31, 1996 has been derived from the audited financial statements at that date.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                       Consolidated Statements of Earnings


                                   (Unaudited)

                                 Three months ended         Six months ended
                              ------------------------  ------------------------
                              Sep.30,1996  Sep.30,1995  Sep.30,1996  Sep.30,1995
                              -----------  -----------  -----------  -----------
Revenues                       $ 738,486    1,382,875    1,691,646    2,776,944
Cost of services                 309,408      656,607      749,687    1,284,196
                               ---------    ---------    ---------    ---------

  Gross margin                   429,078      726,268      941,959    1,492,748

Selling, general and
  administrative expenses        446,108      621,131      940,235    1,298,711
                               ---------    ---------    ---------    ---------

  Operating earnings (loss)      (17,030)     105,137        1,724      194,037

Other income:
  Interest income                106,834       84,823      218,619      166,053
  Gain on sale of
    marketable securities           --         28,228      285,356       66,721
  Miscellaneous income            10,982       19,427       21,965       38,853
                               ---------    ---------    ---------    ---------

  Earnings before provision
    for income taxes             100,786      237,615      527,664      465,664

Provision for income taxes        31,000      100,000      195,000      190,000
                               ---------    ---------    ---------    ---------

  Net earnings                 $  69,786      137,615      332,664      275,664
                               =========    =========    =========    =========

Net earnings per share
  of common stock              $     .02          .03          .08          .06
                               =========    =========    =========    =========

Weighted average
  common and common
  equivalent shares            4,192,528    4,251,267    4,229,343    4,250,634
                               =========    =========    =========    =========

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                          Six months ended
                                                   ----------------------------
                                                   Sep.30,1996      Sep.30,1995
                                                   -----------      -----------
Cash flows from operating activities:
  Net earnings                                     $   332,664          275,664
                                                   -----------      -----------
  Adjustments to reconcile net
    earnings to net cash provided by
    operating activities:
      Depreciation and amortization                     68,599           72,750
      Gain on sales of marketable
        securities                                    (285,356)         (66,721)
      Deferred income taxes                             (4,000)         (91,000)
      Changes in assets and liabilities:
        Decrease in accounts receivable                401,250            8,660
        Decrease in prepaid expenses                     6,027           38,065
        Decrease in deposits                              --              1,000
        Increase (decrease) in accounts
          payable                                     (194,985)          27,461
        (Decrease) in accrued expenses                 (27,688)         (14,178)
        Increase (decrease) in income
          taxes payable                               (135,534)         171,908
                                                   -----------      -----------
        Total adjustments                             (171,687)         147,945
                                                   -----------      -----------
        Net cash provided by operating
          activities                                   160,977          423,609
                                                   -----------      -----------

Cash flows from investing activities:
  Purchases of marketable securities                  (118,768)         (26,893)
  Proceeds from sales of marketable
    securities                                         591,116          215,909
  Capital expenditures                                    --            (10,367)
                                                   -----------      -----------
        Net cash provided by investing
          activities                                   472,348          178,649
                                                   -----------      -----------

Cash flows from financing activities:
  Purchase of treasury stock                          (298,217)            --
                                                   -----------      -----------

Net increase in cash and cash
  equivalents                                          335,108          602,258

Cash and cash equivalents at beginning
  of period                                          7,242,029        5,500,159
                                                   -----------      -----------

Cash and cash equivalents at end of
  period                                           $ 7,577,137        6,102,417
                                                   ===========      ===========


Supplemental Disclosure of Cash Flow
  Information:
    Income taxes paid                              $   335,800          109,092
                                                   ===========      ===========

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


General

     The accompanying consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996, as filed with the Securities and Exchange Commission.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Six Months ended September 30, 1996 and 1995

The following table sets forth information with respect to the Company's sources of revenue for the six month and three month periods ended September 30, 1996 and 1995, respectively:

                              Six months ended             Three months ended
                        --------------------------    --------------------------
                        Sep.30,1996    Sep.30,1995    Sep.30,1996    Sep.30,1995
                        -----------    -----------    -----------    -----------
Hospital bill
  audit services         $1,089,858      2,137,465        437,787      1,057,757
Vocational rehab.
  services                  601,788        639,479        300,699        325,118
                         ----------     ----------     ----------     ----------
                         $1,691,646      2,776,944        738,486      1,382,875
                         ==========     ==========     ==========     ==========


Consolidated revenues for the six months ended September 30, 1996 decreased 46.6% to $1,691,646 from the $2,776,944 reported for the comparable period ended September 30, 1995. During this period, hospital bill audit ("HBA") services declined by 49.0% with vocational rehabilitation services decreasing 7.5% from last year's corresponding results. Over the past several years, the HBA industry as a whole has suffered a decline in demand for its services. The most notable cause for the Company's decrease in HBA revenues is the previously announced loss of business from a single client. During August 1995, MetraHealth notified the Company that it was to be acquired by United Healthcare Corp. and planned to perform its hospital bill audits internally, thus phasing out the use of the Company's HBA services. MetraHealth, formerly the Company's largest client, accounted for approximately 22% of consolidated revenues prior to August 1995.

     The cost of evaluations for HBA services as a percentage of HBA revenues decreased slightly to 45.6% from the previous year's comparable percentage of 46.1%. The cost of services for vocational rehabilitation services decreased to 42.0% of related revenues for the six months ended September 30, 1996 as compared to 46.9% for the six months ended September 30, 1995.

Selling, general and administrative expenses for the six months ended September 30, 1996 increased to 55.6% of consolidated revenues from 46.8% of consolidated revenues during the six months ended September 30, 1995. This percentage increase was caused by the revenue reductions experienced by the Company. In response to this situation, management cut selling, general and administrative expenses by $358,476, or 27.1%, during the six months ended September 30, 1996 from the comparable period last year.

During the six months ended September 30, 1996, the Company earned $218,619 of interest income representing an increase of $52,566 over the six months ended September 30, 1995. This increase resulted from the combination of higher interest rates and the increase in cash and cash equivalents available for investment. The Company also realized net gains on the sales of marketable securities of $285,356 during the six months ended September 30, 1996, as compared to gains of $66,721 on the sales of marketable securities during the six months ended September 30, 1995.


Liquidity and Capital Resources

During the six month period ended September 30, 1996, cash provided by operating activities was $160,977, compared with $423,609 during the comparable period last year. Net earnings of $332,664 coupled with a decrease in accounts receivable of $401,250 which were offset by gains on the sale of marketable securities of $285,356 and decreases in accounts payable and taxes payable of $194,985 and $135,534, respectively, were the major factors in net cash provided by operations during the current six month period.

Cash provided by investing activities for the six months ended September 30, 1996 was $472,348, as compared with $178,649 in the comparable period last year. During the six months ended September 30, 1996, $591,116 of cash provided from the proceeds of sales of marketable securities was offset by $118,768 used for the purchases of marketable securities.

Cash used in financing activities during the second quarter ended September 30, 1996 consisted of $298,217 used by the Company to repurchase 176,500 of its Common Shares.

The Company had working capital of $7,555,060 at September 30, 1996, compared to working capital of $7,569,169 at March 31, 1996. The Company believes that it has sufficient cash resources and working capital to meet its capital requirements for the foreseeable future.

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

                           PART II. OTHER INFORMATION


Item 4 -  Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders of American Claims Evaluation, Inc. was held on September 24, 1996.

          One proposal, subject to shareholder approval, was approved at the Annual meeting by a vote of shareholders. Under this proposal, management nominees for election to the Board of Directors, Messrs. Gelman, Elkin and Gutmann, were re-elected as directors of the Company to serve until the Annual Meeting of Shareholders to be held in 1997 and until their respective successors are duly elected and qualified.


Item 6 -  Exhibits and Reports on Form 8-K

          (a)  None.

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                        AMERICAN CLAIMS EVALUATION, INC.



Date:  October 25, 1996                 By:  /s/ Gary Gelman
                                             ----------------
                                             Gary Gelman
                                             Chairman of the Board,
                                             President and Chief Executive
                                             Officer
                                             (Principal Executive Officer)



Date:  October 25, 1996                 By:  /s/ Gary J. Knauer
                                             -------------------
                                             Gary J. Knauer
                                             Chief Financial Officer
                                             and Treasurer
                                             (Principal Financial Officer)