Form 10-Q
period 1996-12-31
AMERICAN CLAIMS EVALUATION INC
filed 1997-01-29
CIK 774517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       or

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

                     Common Stock, par value $.01 per share

                4,073,500 shares outstanding at January 24, 1997

                        AMERICAN CLAIMS EVALUATION, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I  - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets as of December 31, 1996 and
        March 31, 1996                                                     3

        Consolidated Statements of Earnings for the Nine Months and
        Three Months, respectively, ended December 31, 1996 and 1995       4

        Consolidated Statements of Cash Flows for the Nine Months
        ended December 31, 1996 and 1995                                   5

        Notes to Consolidated Financial Statements                         6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         7-8

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                   9

SIGNATURES                                                                10

                          PART I. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                               Dec.31,1996     Mar.31,1996
                                               -----------     -----------
                                               (Unaudited)
                                     Assets

      Current Assets:
         Cash and cash equivalents             $ 7,671,133      7,242,029
         Marketable securities                           -        364,500
         Accounts receivable, net                  442,020        771,585
         Prepaid expenses                           28,076         53,571
                                               -----------      ---------
            Total current assets                 8,141,229      8,431,685

      Property and equipment, net                  193,965        269,015
      Excess cost over fair value of net
       assets acquired, net                        541,768        566,086
                                               -----------      ---------
                                               $ 8,876,962      9,266,786
                                               ===========      =========

                      Liabilities and Stockholders' Equity

      Current liabilities:
         Accounts payable                          360,309        511,694
         Accrued expenses                          109,647        129,293
         Income taxes payable                       26,175        142,703
         Deferred income taxes                      14,473         78,826
                                               -----------      ---------
            Total current liabilities              510,604        862,516
                                               -----------      ---------

      Stockholders' equity:
         Common stock, $.01 par value;
          authorized 10,000,000 shares;
          issued 4,250,000 shares                   42,500         42,500
         Additional paid-in capital              3,267,699      3,267,699
         Unrealized gain on marketable
          securities, net of tax                         -        117,155
         Retained earnings                       5,354,376      4,976,916
                                               -----------      ---------
                                                 8,664,575      8,404,270
      Less treasury stock, at cost,
       176,500 shares at Dec. 31, 1996            (298,217)             -
                                               -----------      ---------
            Total shareholders' equity           8,366,358      8,404,270
                                               -----------      ---------
                                               $ 8,876,962      9,266,766
                                               ===========      =========

Note: The balance sheet at March 31, 1996 has been derived from the audited financial statements at that date.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                       Consolidated Statements of Earnings

                                   (Unaudited)

                               Three months ended         Nine months ended
                            -------------------------  ------------------------
                            Dec.31,1996   Dec.31,1995  Dec.31,1996  Dec.31,1995
                            -----------   -----------  -----------  -----------
Revenues                    $   719,680    1,356,754    2,411,326    4,133,698
Cost of services                325,425      663,377    1,075,112    1,947,573
                            -----------    ---------   ----------    ---------
  Gross margin                  394,255      693,377    1,336,214    2,186,125

Selling, general and
 administrative expenses        439,607      655,826    1,379,842    1,954,537
                            -----------    ---------   ----------    ---------
  Operating earnings (loss)     (45,352)      37,551      (43,628)     231,588

Other income:
  Interest income                99,165       88,082      317,784      254,135
  Gain on sale of
   marketable securities              -      170,478      285,356      237,199
  Miscellaneous income           10,983       19,426       32,948       58,279
                            -----------    ---------   ----------    ---------
  Earnings before provision
   for income taxes              64,796      315,537      592,460      781,201

 Provision for income taxes      20,000      120,000      215,000      310,000
                            -----------    ---------   ----------    ---------
  Net earnings              $    44,796      195,537      377,460      471,201
                            ===========    =========   ==========    =========
Net earnings per
 share of common stock      $       .01          .05          .09          .11
                            ===========    =========   ==========    =========
Weighted average
 common and common
 equivalent shares            4,073,500    4,250,824    4,177,395    4,250,697
                            ===========    =========   ==========    =========

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                   Nine months ended
                                               -------------------------
                                               Dec.31,1996   Dec.31,1995
                                               -----------   -----------
      Cash flows from operating activities:
       Net earnings                            $   377,460       471,201
                                               -----------    ----------
       Adjustments to reconcile net
        earnings to net cash provided by
        operating activities:
         Depreciation and amortization              99,368       109,887
         Gain on sales of marketable
          securities                              (285,356)     (237,199)
         Deferred income taxes                      (4,000)      (91,000)
         Changes in assets and liabilities:
          Decrease in accounts receivable          329,565        62,206
          Decrease in prepaid expenses              25,495        49,840
          Decrease in deposits                           -           987
          Increase (decrease) in accounts
           payable                                (151,385)      210,319
          Increase (decrease) in accrued
           expenses                                (19,646)       19,578
          Increase (decrease) in income
           taxes payable                          (116,528)       14,446
                                               -----------    ----------
          Total adjustments                       (122,487)      139,064
                                               -----------    ----------
          Net cash provided by operating
           activities                              254,973       610,265
                                               -----------    ----------
      Cash flows from investing activities:
       Purchase of marketable securities          (118,768)      (26,893)
       Proceeds from sales of marketable
        securities                                 591,116       675,708
       Capital expenditures                              -       (14,690)
                                               -----------    ----------
          Net cash provided by
           investing activities                    472,348       634,125
                                               -----------    ----------

      Cash flows from financing activities:
       Purchase of treasury stock                 (298,217)            -
                                               -----------    ----------

      Net increase in cash and cash
       equivalents                                 429,104     1,244,390
      Cash and cash equivalents at beginning
       of period                                 7,242,029     5,500,159
                                               -----------    ----------

      Cash and cash equivalents at end of
       period                                  $ 7,671,133     6,744,549
                                               ===========    ==========

      Supplemental Disclosure of Cash Flow
       Information:

       Income taxes paid                       $   336,797       386,553
                                               ===========    ==========

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

General

The accompanying consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consist ing of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996, as filed with the Securities and Exchange Commission.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Nine Months ended December 31, 1996 and 1995

The following table sets forth information with respect to the Company's sources of revenue for the nine month and three month periods ended December 31, 1996 and 1995, respectively:

                            Nine months ended          Three months ended
                        -------------------------   -------------------------
                        Dec.31,1996   Dec.31,1995   Dec.31,1996   Dec.31,1995
                        -----------   -----------   -----------   -----------
   Hospital bill
    audit services       $1,519,955     3,163,468       430,097     1,026,003
   Vocational rehab.
    services                891,371       970,230       289,583       330,751
                         ----------     ---------     ---------     ---------
                         $2,411,326     4,133,698       719,680     1,356,754
                         ==========     =========     =========     =========


Consolidated revenues for the nine months ended December 31, 1996 decreased 41.7% to $2,411,326 from the $4,133,698 reported for the comparable period ended December 31, 1995. During this period, hospital bill audit ("HBA") services declined approximately 52.0% with vocational rehabilitation services decreasing 8.1% from last year's corresponding results. Over the past several years, the HBA industry as a whole has suffered a decline in demand for its services. The single most notable cause for the Company's decrease in HBA revenues is the previously announced loss of business from a single client. During August 1995, MetraHealth notified the Company that it was to be acquired by United Healthcare Corp. and planned to perform its hospital bill audits internally, thus phasing out the use of the Company's HBA services. MetraHealth, formerly the Company's largest client, accounted for approximately 22% of consolidated revenues prior to August 1995.

The cost of evaluations for HBA services as a percentage of HBA revenues decreased slightly to 45.7% from the previous year's comparable percentage of 47.6%. The cost of services for voca tional rehabilitation services decreased to 42.7% of related revenues for the nine months ended December 31, 1996 as compared to 45.6% for the nine months ended December 31, 1995.

Selling, general and administrative expenses for the nine months ended December 31, 1996 increased to 57.2% of consolidated revenues from 47.3% of consolidated revenues during the nine months ended December 31, 1995. This percentage increase was caused by the revenue reductions experienced by the Company. In response to this situation, management cut selling, general and administrative expenses by $574,695, or 29.4%, during the nine months ended December 31, 1996 from the comparable period last year.

During the nine months ended December 31, 1996, the Company earned $317,784 of interest income representing an increase of $63,649 over the nine months ended December 31, 1995. This increase resulted from the combination of higher interest rates and an increase in cash and cash equivalents available for investment purposes. The Company also realized net gains on the sales of marketable securities of $285,356 during the nine months ended December 31, 1996, as compared to gains of $237,199 on the sales of marketable securities during the nine months ended December 31, 1995.

Liquidity and Capital Resources

During the nine month period ended December 31, 1996, cash provided by operating activities was $254,973, compared with $610,265 during the comparable period last year. Net earnings of $377,460 coupled with a decrease in accounts receivable of $329,565 which were offset by gains on the sale of marketable securities of $285,356 and decreases in accounts payable and taxes payable of $151,385 and $116,528, respectively, were the major factors in net cash provided by operations during the nine month period ended December 31, 1996.

Cash provided by investing activities for the nine months ended December 31, 1996 was $472,348, as compared with $634,125 in the comparable period last year. During the nine months ended December 31, 1996, $591,116 of cash provided from the proceeds of sales of marketable securities was offset by $118,768 used for the purchases of marketable securities.

Cash used in financing activities during the nine ended December 31, 1996 consisted of $298,217 used by the Company to repurchase 176,500 of its Common Shares.

The Company had working capital of $7,630,625 at December 31, 1996, compared to working capital of $7,569,169 at March 31, 1996. The Company believes that it has sufficient cash resources and working capital to meet its capital requirements for the foreseeable future.

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

                           PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       AMERICAN CLAIMS EVALUATION, INC.

Date: January 27, 1997                 By: /s/ Gary Gelman
                                           Gary Gelman
                                           Chairman of the Board,
                                           President and Chief Executive
                                           Officer
                                           (Principal Executive Officer)

Date: January 27, 1997                 By: /s/ Gary J. Knauer
                                           Gary J. Knauer
                                           Chief Financial Officer
                                           and Treasurer
                                           (Principal Financial Officer)