Form 10-K405
period 1997-03-31
AMERICAN CLAIMS EVALUATION INC
filed 1997-06-27
CIK 774517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from ________ to ________

                         Commission File Number 0-14807
                                                -------

                        AMERICAN CLAIMS EVALUATION, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                             11-2601199
-------------------------------                            -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                             Identification No.)

                      One Jericho Plaza, Jericho, NY 11753
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (516) 938-8000
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                  Common Shares, $.01 par value ("the Shares")
                  --------------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days: Yes  X    No
                                      -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                           [Cover page 1 of 2 pages]

As of June 13, 1997, the aggregate market value of the Registrant's voting stock held by non-affiliates was $1,980,868. For purposes of this calculation, shares of Common Stock held by directors, officers and stockholders whose ownership exceeds five percent of the Common Stock outstanding at June 13, 1997 were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control of the Registrant.

As of June 13, 1996, there were 4,073,500 shares of the Registrant's $.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The exhibits to the Company's Annual Report to its shareholders on Form 10-K for the year ended March 31, 1989 and the exhibits to the Company's Registration Statement on Form S-18 (File No. 2-99625-NY) and exhibits to the Company's Reports on Form 8-K dated September 14, 1993 and April 21, 1997 are hereby incorporated by reference.


TOTAL PAGES IN THIS REPORT: 17                          EXHIBIT INDEX: PAGE 15

                           [Cover page 2 of 2 pages]

                                     PART I

Item 1.  Business

American Claims Evaluation, Inc. (the "Company") was incorporated in the State of New York and commenced operations in April 1982. Currently, the Company provides a full range of vocational rehabilitation and disability management services through its wholly owned subsidiary, RPM Rehabilitation & Associates, Inc.

Through April 1997, the Company was also in the business of verifying the accuracy of hospital bills submitted for payment to its clients, which include commercial health insurance companies, third-party administrators, self-funded employers, health maintenance organizations ("HMO's") and other third-party payers. Over the past several years, the hospital bill audit ("HBA") industry as a whole suffered a decline in demand for its services and the number of hospital bill audits being performed. The Company experienced decreasing revenue and shrinking gross margins throughout this period. Management determined that the HBA division would no longer be able to sustain operating earnings as it began the new fiscal year and opted to sell its HBA division to one of its competitors. Accordingly, the HBA division has been reflected as a discontinued operation and, unless otherwise indicated, all of the information contained in this Item has been restated to delete data applicable to the HBA division (See Note 2 to the Consolidated Financial Statements in this Annual Report on Form 10-K). As defined in the agreement, the Company will be entitled to payments based upon the net revenues generated over the period ending April 30, 2000. Due to the uncertainty of the future of hospital bill auditing as a viable cost containment alternative, management does not anticipate the potential value of these payments to be material.

On September 14, 1993, the Company acquired 100% of the outstanding common stock of RPM Rehabilitation & Associates, Inc. ("RPM"), a Washington state corporation, pursuant to a stock purchase agreement between the Company and the shareholders of RPM. RPM, which commenced operations in 1986, provides rehabilitation services designed to maximize injured workers' abilities in order to reintegrate them into their respective communities.

The functional capabilities of the injured workers referred to the Company vary. Comprehensive, in-house vocational evaluations are utilized to assess aptitudes, interests, values and abilities. Issues of medical restrictions, functional overlays, illiteracy and occupational diseases are assessed and factored into the development of a rehabilitation strategy.

Specifically, in working with injured workers, the purpose and intent are to bring the injured worker back to work with the employer of injury as soon as medically feasible. The role of a vocational rehabilitation consultant is to convene the claimant, the employer of injury, and associated medical professionals to facilitate an expedited return to work, utilizing the principles of job accommodation, job modification and transitional work. In addition, the consultant can provide medical monitoring of the worker's progress through pain clinics and work hardening programs. Coordination of these services assist the worker in building strength and motivation to return to their employer and/or occupation at the time of injury. The Company's philosophy is that timely coordination of professional services, coupled with education and liaison with the employer community provides positive results for all parties concerned.

Some early intervention activities include contacting employers at the time of injury to develop return to work strategies such as work restructuring and job modification, on site analysis, local labor market analysis and obtaining work histories. Feedback from clients' claims managers regarding the Company's responsive interventions indicates a trusting, team approach which allows for clear and accurate assessments that expedites the adjudication process, resulting in timely and successful case closure.

RPM is currently approved as a "preferred provider" of vocational rehabilitation services to the Washington State Department of Labor & Industries ("L & I") under two separate contracts. L & I has extended all vocational service contracts to August 1997. The loss of these contracts would have a material impact on RPM's revenues. Although RPM has successfully renewed its contracts with L & I since its inception in 1986, there can be no assurances that these contracts will continue to be renewed in future periods.

American Rehabilitation Services, Inc. ("ARS"), a New York corporation, was formed by the Company in November 1993 to expand its vocational rehabilitation services. ARS remained inactive through August 1996, at which time it was dissolved.


Marketing and Advertising

The President and the President of RPM are responsible for the Company's sales and marketing program. In addition to direct contact with leading health care payers, the Company advertises its services in trade magazines and exhibits at conventions and trade association meetings.


Competition

The vocational rehabilitation field is highly competitive. The Company competes with a number of businesses that provide the same services, some of which firms are directly owned by insurance companies which are clients of the Company. Many of these competitors have a longer operating history, greater financial resources, and provide other services to the insurance companies that the Company does not provide.

Principal competitors in vocational rehabilitation include national firms, such as CRA Managed Care, Inc. and Crawford & Company, as well as many regional firms. Quality of service, high caliber consultants, proper pricing and range of services offered are the principal factors that will enable the Company to compete effectively.



Employees

As of March 31, 1997, the Company had 27 full-time employees and five part-time employees. Of these full-time employees, four were in management, thirteen were vocational rehabilitation consultants and ten were in administration.


Item 2.  Properties

The Company leases approximately 2,700 square feet of space at its executive office in Jericho, New York under a lease which expires in November 1998. The Company maintained its National Operations Center for its hospital bill audit operations in Dallas, Texas. This facility consists of 4,500 square feet of space on an amended lease which expires in July 1998. The Company is presently seeking a sublessee to occupy the space. RPM leases approximately 3,900 square feet of office space in Spokane, Washington. This lease expires in June 2000. RPM also maintains an office in Moses Lake, Washington which is leased on a month-to-month basis.

The Company believes that its existing facilities will be adequate to meet its present needs. However, should the Company require additional space it is assumed that such space will be available.

Item 3.  Legal Proceedings

(a)      The Company is not engaged in any material litigation.

(b)      Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1997.

                                    PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

The Company's common shares (the "Shares") trade on the NASDAQ stock market under the symbol "AMCE."

The following table sets forth the range of high and low sales prices for the Company's Shares for each quarter during the period April 1, 1995 through March 31, 1997:

                                               High          Low

              Fiscal 1996:
               4/01/95 -  6/30/95              2              1  5/8
               7/01/95 -  9/30/95              3              1 13/16
              10/01/95 - 12/31/95              2  1/8         1  5/8
               1/01/96 -  3/31/96              2  5/8         1 13/16

              Fiscal 1997:
               4/01/96 -  6/30/96              2  9/16        2  1/16
               7/01/96 -  9/30/96              2  3/8         1  1/2
              10/01/96 - 12/31/96              2  7/16        1  1/4
               1/01/96 -  3/31/97              1 15/16        1  5/16

The number of holders of the Company's Shares was approximately 950 on March 31, 1997, computed by the number of record holders, inclusive of holders for whom Shares are being held in the name of brokerage houses and clearing agencies.

The Company has never paid a cash dividend and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, for use in its business.

Item 6.  Selected Financial Data

The following table sets forth certain selected financial data with respect to the Company for each of the years in the five year period ended March 31, 1997. The information set forth below should be read in conjunction with the financial statements and the notes thereto included elsewhere herein.

                                                                   Year Ended March 31,
                                       -------------------------------------------------------------------------------
                                          1997             1996             1995             1994             1993
                                          ----             ----             ----             ----             ----
Summary Earnings Data (1)

Revenues                               $1,219,890       $1,293,166       $1,304,212         $748,794      $        --

Operating loss from
      continuing operations              (581,431)        (635,462)        (840,886)        (912,848)        (884,472)

Earnings (loss)  from continuing
      operations before provision
      for (benefit from) income
      taxes                               167,514          264,934         (422,285)        (649,551)        (611,303)

Net earnings (loss) from
      continuing operations                94,514          156,934         (287,285)        (410,551)        (374,303)

Discontinued operations (2)               210,767          580,704          351,782          458,699        1,452,722

Net earnings                              305,281          737,638           64,497           48,148        1,078,419

Net earnings per share:
      Continuing operations                  $.02             $.04            $(.07)           $(.10)           $(.09)
      Discontinued operations                $.05             $.13             $.09             $.11             $.35

      Net earnings                           $.07             $.17             $.02             $.01             $.26

Weighted average common
 and common share
 equivalents                            4,151,421        4,251,662        4,256,072        4,246,214        4,212,332

                                                                         March 31,
                                       -------------------------------------------------------------------------------
                                          1997             1996             1995             1994             1993
                                          ----             ----             ----             ----             ----
Balance Sheet Data:
Working capital                        $7,607,725       $7,569,169       $5,550,420       $6,445,381       $6,766,471
Total assets                            8,791,554        9,266,786        8,567,184        8,150,779        7,733,119
Stockholders' equity                    8,294,179        8,404,270        7,680,720        7,484,980        7,010,912

-------------------

(1)     There were no cash dividends paid per Common Share during this period.
(2) See note (2) to the consolidated financial statements in this Annual Report on Form 10-K

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Business Environment

Over the past several years, the hospital bill audit ("HBA") industry as a whole suffered a decline in demand for its services and the number of hospital bill audits being performed. This negative trend accelerated during Fiscal 1997 and management determined that the Company's HBA division would not be able to continue to generate net earnings on a going forward basis in the upcoming fiscal year. The Company then entered into an agreement to sell the HBA division to one of its competitors in April 1997. As defined in the agreement, the Company will be entitled to payments based upon the net revenues generated over the period ending April 30, 2000. Due to the uncertainty of the future of hospital bill auditing as a viable cost containment alternative, management does not anticipate the potential value of these payments to be material. The financial statements have been reclassified to exclude the operating results of the HBA division from the continuing operations and account for them as discontinued operations (see Note 2 to the Consolidated Financial Statements.) The following discussion relates only to the Company's continuing operations, unless otherwise noted.


Summary of Operations - Fiscal years ended March 31, 1997, 1996 and 1995

For the fiscal year ended March 31, 1997 ("Fiscal 1997"), the Company had net earnings from continuing operations of $94,514 or $.02 per share, coupled with net earnings of $210,767 from discontinued operations, resulting in total net earnings after discontinued operations of $305,281 or $.07 per share. During the fiscal year ended March 31, 1996 ("Fiscal 1996"), the Company had net earnings of $156,934 or $.04 per share from continuing operations with earnings of $580,704 from discontinued operations producing total net earnings of $737,638 or $.17 per share. The Company had a net loss from operations of $287,285, a net loss per share of $.07, for the fiscal year ended March 31, 1995 ("Fiscal 1995"), net earnings of $351,782 from discontinued operations and net earnings of $64,497 after discontinued operations, or net earnings per share of $.02.

During Fiscal 1997, revenue from vocational rehabilitation services totaled $1,219,890, a 5.7% decrease from the $1,293,166 reported for Fiscal 1996. Revenue for Fiscal 1996 had experienced only a marginal decrease (less than 1%) from the $1,304,212 generated in Fiscal 1995. The majority of the Company's vocational rehabilitation services are provided to the Washington State Department of Labor & Industries ("L & I"). Although referrals for services from this client have decreased, the Company has maintained a consistent market share in its two contract regions. Management has continued to focus its marketing plans on self-insured corporations as a source of new business and for decreasing its dependence on the L & I contracts.


The cost of services was 42.3% as a percentage of revenues for Fiscal 1997 as compared to 44.8% as a percentage of revenues for Fiscal 1996. This decrease was caused in part by an increase in vocational rehabilitation services provided to self-insured clients, which are billed at higher rates than those provided under the L & I contracts. For Fiscal 1996, the cost of services for vocational rehabilitation services was 44.8% as a percentage of related revenues, compared to 48.8% of related revenues during Fiscal 1995.

Selling, general and administrative expenses during Fiscal 1997 decreased to $1,280,644 from $1,349,086 in Fiscal 96. During Fiscal 1995, selling, general and administrative expenses were $1,508,740. Management is currently exploring various alternatives to decrease corporate overhead which had previously supported the HBA division's operations.

Interest income increased to $417,293 during Fiscal 1997, as compared to interest income of $338,517 and $272,331 for Fiscal 1996 and Fiscal 1995, respectively. This increase was a direct result of the increase in available cash balances (as the Company liquidated its investments in marketable securities) combined with a rise in prevailing market rates. During Fiscal 1997, 1996 and 1995, the Company realized gains on the sales of marketable securities of $285,356 $470,652 and $50,988, respectively. Miscellaneous income, representing ancillary revenues, amounted to $46,296 in Fiscal 1997, as compared with ancillary revenues of $91,277 for Fiscal 1996 and $95,282 for Fiscal 1995.


Liquidity and Capital Resources

At March 31, 1997, the Company had working capital of $7,607,725 as compared to working capital of $7,569,169 at March 31, 1996.

During Fiscal 1997, operating activities of continuing operations used $264,477, primarily due to gains on the sale of marketable securities and a decrease in income tax payable. Cash flows of $496,934 were provided by discontinued operations. During Fiscal 1996, cash flows used by operating activities amounted to $238,675 offset by $746,771 of net cash flows provided by discontinued operations.

Net cash provided by investing activities of $472,348 during the fiscal year ended March 31, 1997 consisted of $591,116 of proceeds from the sales of marketable securities, net of $118,768 of marketable securities purchases.

During Fiscal 1997, the Company used $298,217 in its financing activities to purchase 176,500 shares of its common stock. There were no cash flows from financing activities during Fiscal 1996.

The Company has intensified its review of strategic alternatives for maximizing shareholder value. With the disposition of the HBA division completed, the

Company will focus its attention on seeking acquisitions. Potential acquisitions will be evaluated based on their merits within its current line of business, as well as other fields. The Company believes that it has sufficient cash resources and working capital to meet its capital resource requirements for the foreseeable future.


Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement No. 128, "Earnings per Share" (SFAS 128"). SFAS 128 establishes standards for the computation and presentation of earnings per share ("EPS"). The provisions of SFAS 128 are effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 does not permit early application and requires restatement of all prior period EPS data presented. In the opinion of management, adoption of SFAS 128 will not have a material effect on the Company's previously reported EPS.


Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data required by this Item are set forth at the pages indicated in Item 14(a)(1).


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Company

The executive officers and directors of the Company are as follows:

          Name                    Age    Position
          ----                    ---    --------

          Gary Gelman             50     Chairman of the Board,
                                         President and Chief Executive Officer

          Gary J. Knauer          37     Chief Financial Officer,
                                         Treasurer and Secretary

          Bonnie C. Jackson       54     Vice President - Operations

          Edward M. Elkin, M.D.   58     Director

          Peter Gutmann           68     Director


Gary Gelman, the founder of the Company, has been Chairman of the Board since July 1, 1985, and President, chief Executive Officer and a director since inception. Mr. Gelman served as Treasurer from inception to October 1991. Since 1973, Mr. Gelman has also been Chief Executive Officer and a principal of American Para Professional Systems, Inc., which provides nurses who perform physical examinations of applicants for life and/or health insurance for insurance companies. He received a B.A. Degree from Queens College. In March 1996, Mr. Gelman became Chairman of the Board of Directors for Misonix, Inc., a publicly traded company engaged in the design, development and manufacturing of ultrasonic medical devices.

Gary J. Knauer joined the Company as its Controller in July 1991 and has served as Chief Financial Officer and Treasurer since October 1991 and as Secretary since March 1993. Before joining the Company, Mr. Knauer was employed from October 1984 to June 1991 by the accounting firm of KPMG Peat Marwick LLP. He is a Certified Public Accountant and holds a B.S. degree from the State University of New York at Binghamton. Since February 1994, Mr. Knauer also serves as Chief Financial Officer of American Para Professional Systems, Inc.

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


Item 11.  Executive Compensation

The following table sets forth all plan and non-plan compensation awarded to, earned or paid to the Company's Chief Executive Officer for each of the Company's last three fiscal years. No other executive officer had total annual salary and bonus which exceeded $100,000 during the Company's fiscal year ended March 31, 1997.


                           SUMMARY COMPENSATION TABLE

                                                                           Long-Term
                                                                         Compensation
                                        Annual Compensation                  Awards
                                ---------------------------------------  ------------
Name and                                                   Other Annual                      All Other
Principal           Fiscal        Salary       Bonus       Compensation      Options       Compensation
Position             Year          ($)          ($)           ($) (1)          (#)            ($) (2)
-----------         ------      ----------   ---------     ------------      -------       ------------
Gary Gelman          1997        $397,772        -             -                -             $     -
 Chairman,           1996         397,772        -             -                -                 227
 President           1995         406,745        -             -                -                 811
 and CEO

-------------------

(1) The aggregate amount of all perquisites and other personal benefits paid to the Chief Executive Officer is not greater than either $50,000 or 10% of the total annual salary and bonus reported.


(2) Consists of $227 and $811 of matching contributions made by the Company under the 401(k) profit sharing plan for the fiscal years ended 1996 and 1995, respectively.

Compensation Plans

The following describes plans adopted by the Company pursuant to which cash or non-cash compensation was paid or distributed during the years ended March 31, 1997, 1996 and 1995 or pursuant to which such compensation may be distributed in the future, to the Chief Executive Officer.

401(k) Profit Sharing Plan

The Company sponsors a profit sharing plan covering all employees having reached the age of 21 with one or more years of service. The plan is qualified under Section 401(k) of the Internal Revenue Code of 1986 (the "Code"). Such plan requires the Company to match participants' contributions to the extent of 10% of such eligible contributions. Under the terms of the Plan, there is a vesting requirement with respect to Company contributions, but employees will be fully vested in their own salary deferral contributions.

Stock Option Plans

In July 1985, the Company's Board of Directors adopted the 1985 Stock Option Plan (the "1985 Plan"). As at March 31, 1997, the 1985 Plan has expired, except as to options outstanding, and no additional options may be granted. The 1985 Plan provided for the issuance of up to 400,000 Shares to all full-time employees and directors of the Company. Pursuant to the Plan, options granted could have been either incentive stock options, as defined under the Internal Revenue Code of 1986, as amended, or nonqualified stock options. Options were to be granted at the fair market value (as defined in the 1985 Plan) of the Company's Shares at the date of grant. The option terms were determined by the Board of Directors, but no options were granted with a term of more than ten years. The options are not transferable, not exercisable while any previously granted incentive stock options under the 1985 Plan are outstanding, and are exercisable only while the optionee is associated with the Company and for three months thereafter, with certain exceptions.

During the fiscal year ended March 31, 1997, 35,000 options were granted under the 1985 Plan. Additionally, the Board of Directors approved a change in the exercise price of 5,000 outstanding employee options to $2.25, a price in excess of the then current fair market value.

In March 1991, the Board of Directors adopted the Company's 1991 Stock Option Plan (the "1991 Plan") and in October 1991, the shareholders of the Company ratified, approved and adopted the 1991 Plan. Under the 1991 Plan, a total of 400,000 Shares are reserved for issuance to employees, including directors and officers who may not be salaried employees ("Eligible Participants"). The 1991 Plan provides that the number of Shares subject thereto and the outstanding options and their exercise prices, are to be appropriately adjusted for mergers, consolidations, recapitalizations, stock dividends, stock splits or combinations of shares. Shares allocated to options and stock appreciation rights which have terminated for reasons other than the exercise thereof may be reallocated to other options and/or stock appreciation rights.

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

During the fiscal year ended March 31, 1997, options to purchase 15,000 Shares were granted to each of the Company's two outside directors under the 1991 Plan at an option price of $2.25 per Share, exercisable immediately. Additionally, the Board of Directors approved a change in the exercise price of 14,000 outstanding employee options to $2.25, a price in excess of the then current fair market value.

During May 1997, the Board of Directors approved the 1997 Incentive Stock Option Plan ("the 1997 Plan") covering 750,000 Shares. The Board of Directors then granted 300,000 Shares at an exercise price of $1.25, exercisable immediately, to the Chief Executive Officer on June 4, 1997. The 1997 Plan and the grant of options thereunder are subject to shareholder approval at the next Annual Meeting of Shareholders.



                    Aggregated Option/SAR Exercises in 1997
                          and FY-End Option/SAR Values

The following table summarizes the number and dollar value of unexercised stock options at March 31, 1997 for the Chief Executive Officer.

                                                                  Value of
                                                  Number of       Unexercised
                                                  Unexercised     In-the-Money
                                                  Options at      Options at
                                       Value      FY-End (#)      FY-End ($)(1)
                   Shares Acquired    Realized    Exercisable/    Exercisable/
Name               on Exercise(#)        ($)      Unexercisable   Unexercisable
------------       ---------------    --------    -------------   -------------
Gary Gelman               -               -        100,000/0          $0/$0
Chairman,
President
and CEO


(1) The closing price of the Company's Shares on March 31, 1997 as reported by the NASDAQ National Market System was $1.4375 per Share.


Employment Agreements

Mr. Gelman's employment agreement with the Company provides for him to be employed as Chairman of the Board of Directors and Chief Executive Officer at an annual salary of $388,800. Effective June 4, 1997, Mr. Gelman's annual salary has been reduced to $238,800. In addition, Mr. Gelman is entitled to participate in all employee benefit programs and other policies and programs of the Company. Mr. Gelman is not required to devote any specific number of hours to the business of the Company. He is subject to a non-competition and non-disclosure covenant for a period of three years following termination of employment with the Company.

Director Compensation

The Company's policy is to pay its non-employee directors a uniform fee of $400 for each Board of Director's meeting attended in person.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table and notes thereto sets forth information regarding the beneficial ownership of the Company's Shares as of June 13, 1997 by (i) each person known by the Company to be the beneficial owner of more than 5% of such voting security, (ii) each director of the Company and (iii) all officers and directors of the Company as a group. The percentages have been calculated by taking into account all Shares owned on the record date as well as all such Shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated all persons listed below have sole voting and sole investment power over the Shares owned.

                                        Amount and Nature
Name and Address                          of Beneficial          Percent of Voting
of Beneficial Owner                     Ownership (1) (5)          Securities (1)
-------------------                  ----------------------      ------------------
Gary Gelman (2)                            2,696,400 (3)(4)            56.4%
Peter Gutmann (2)                             80,000 (3)                1.7%
Edward M. Elkin, M.D. (2)                     60,200                    1.3%
Gary J. Knauer (2)                            25,250                      *
Bonnie C. Jackson (2)                          7,000                      *
D.H. Blair Investment Corp.                  561,224 (6)               11.7%
All officers and directors
   as a group (five persons)               2,868,850                   60.0%

-------------------
 *  Less than 1%

(1) Based on a total of 4,073,500 Shares issued and outstanding, 505,250 Shares issuable upon the exercise of presently exercisable stock options by persons described in the preceding table and 200,000 Shares being purchased by Mr. Gelman from the Company.

(2)   Address is c/o the Company, One Jericho Plaza, Jericho, N.Y.  11753

(3) Includes 10,000 Shares and 4,000 Shares owned, respectively by the wives of Messrs. Gelman and Gutmann, as to which beneficial ownership is disclaimed by the respective reporting person.

(4) Includes 200,000 Shares which Mr. Gelman agreed on June 4, 1997 to purchase from the Company at a price of $1.25 per Share.

(5) Includes the presently exercisable portions of outstanding stock options (aggregating 505,250 Shares) which, in the case of Messrs. Gelman, Gutmann, Elkin, and Knauer and Ms. Jackson are 400,000, 34,000, 40,000, 25,250 and 6,000 Shares, respectively.


(6) These Shares are owned of record by D.H. Blair Investment Banking Corp., whose address is 44 Wall Street, New York, New York ("Blair Investment") (532,224 Shares), by Mr. J. Morton Davis' wife (7,200 Shares) and by Rivkalex Corporation, a private corporation controlled by Mr. Davis's wife (21,800 Shares). Mr. Davis has reported Blair Investment's Shares as being beneficially owned by himself but has disclaimed ownership of the 21,800 Shares and 7,200 Shares described in this table owned by Rivkalex Corporation and by Mr. Davis's wife, respectively.

Item 13. Certain Relationships and Related Transactions

    None.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)     Documents filed as part of this report:

        1.    Financial Statements:

              Independent Auditors' Report

              Consolidated Balance Sheets as of March 31, 1997 and 1996

              Consolidated Statements of Earnings for the Three Year Period ended March 31, 1997

              Consolidated Statements of Stockholders' Equity for the Three Year Period ended March 31, 1997

              Consolidated Statements of Cash Flows for the Three Year Period ended March 31, 1997

              Notes to Consolidated Financial Statements

              Financial Statement Schedules

              Financial statement schedules have been omitted because the required information is inapplicable or because the information is presented in the financial statements or related notes.

        2.A   Accountants' Consent

        2.B   Exhibits and Index:

The following were filed as exhibits to the Company's Annual Report on Form 10-K for its year ended March 31, 1996 and are incorporated by reference herein:

        1. Ninth Amendment dated February 13, 1996 to Employment Agreement between the Company and Gary Gelman.

        2. First Amendment to Lease dated March 28, 1996 between HMS Office, L.P. as landlord and the Company as tenant with respect to premises located at 222 West Las Colinas Blvd., Irving, Texas.

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

        10.3  1985 Stock Option Plan.


The following were filed as an Exhibit to the Company's Registration Statement on Form S-3 (File No. 33-40200) and are incorporated by reference herein:

         3.2  By-Laws of the Company.

        10.1 Fourth Amendment to Employment Agreement dated as of February 27, 1991 between the Company and Gary Gelman.

        10.5  1991 Stock Option Plan

Exhibits to the Company's reports on Form 8-K dated September 14, 1993 and April 21, 1997 are incorporated by reference herein.

(b)  Reports on Form 8-K:
        There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AMERICAN CLAIMS EVALUATION, INC.


                                         By: /s/ Gary Gelman
                                             ---------------------------------
                                             Gary Gelman
                                             Chairman of the Board, President
                                             and Chief Executive Officer

DATE: June 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURES                        TITLE                           DATE
----------                        -----                           ----

 /s/ Gary Gelman            Chairman of the Board,             June 24, 1997
------------------------    President and Chief
Gary Gelman                 Executive Officer
                            (Principal Executive Officer)


 /s/ Gary J. Knauer         Chief Financial Officer,           June 24, 1997
------------------------    Treasurer (Principal Financial
Gary J. Knauer              Officer) and Secretary


 /s/ Edward M. Elkin        Director                           June 24, 1997
------------------------
Edward M. Elkin, M.D.


 /s/ Peter Gutmann          Director                           June 24, 1997
------------------------
Peter Gutmann

                        AMERICAN CLAIMS EVALUATION, INC.
                                 AND SUBSIDIARY

                       Consolidated Financial Statements
                                  (Form 10-K)

                            March 31, 1997 and 1996

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Index to Consolidated Financial Statements




Independent Auditors' Report



Consolidated Financial Statements:
    Consolidated Balance Sheets as of March 31, 1997 and 1996
    Consolidated Statements of Earnings for the years ended
         March 31, 1997, 1996 and 1995
    Consolidated Statements of Stockholders' Equity for the years ended
         March 31, 1997, 1996 and 1995
    Consolidated Statements of Cash Flows for the years ended
         March 31, 1997, 1996 and 1995
    Notes to Consolidated Financial Statements


Financial statement schedules have been omitted as the required information is inapplicable or the information is presented in the related notes to the consolidated financial statements.

                          Independent Auditors' Report


The Board of Directors and Stockholders
American Claims Evaluation, Inc.:


We have audited the consolidated financial statements of American Claims Evaluation, Inc. and subsidiary as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Claims Evaluation, Inc. and subsidiary, as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997, in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities", in fiscal 1995.


                                                        KPMG PEAT MARWICK LLP


Jericho, New York
May 30, 1997

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                          Consolidated Balance Sheets

                            March 31, 1997 and 1996



                                             Assets                             1997             1996
                                             ------                             ----             ----
Current assets:
    Cash and cash equivalents                                                $7,648,617        7,242,029
    Marketable securities                                                            --          364,500
    Accounts receivable (net of allowance for doubtful
       accounts of $1,000 in 1997 and 1996)                                     119,880           99,642
    Current assets of discontinued operations                                   272,871          704,494
    Prepaid expenses                                                             24,732           21,020
    Deferred income taxes                                                        39,000               --
                                                                            -----------      -----------
                  Total current assets                                        8,105,100        8,431,685

Property and equipment, net                                                      81,461          134,618
Non-current assets of discontinued operations                                    71,332          134,397
Excess cost over fair value of net assets acquired, net of accumulated
    amortization of $114,839 and $82,414 in 1997 and 1996, respectively         533,661          566,086
                                                                            -----------      -----------

                                                                             $8,791,554        9,266,786
                                                                            ===========      ===========

                              Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                             21,299           20,272
    Accrued expenses                                                             94,074           92,734
    Current liabilities of discontinued operations                              362,525          527,981
    Income taxes payable                                                         11,004          142,703
    Deferred income taxes                                                         8,473           78,826
                                                                            -----------      -----------

                  Total current liabilities                                     497,375          862,516
                                                                            -----------      -----------

Commitments

Stockholders' equity:
    Common stock, $.01 par value - authorized 10,000,000
       shares; 4,250,000 shares issued                                           42,500           42,500

    Additional paid-in capital                                                3,267,699        3,267,699
    Unrealized gain on marketable securities, net of tax                             --          117,155
    Retained earnings                                                         5,282,197        4,976,916
                                                                            -----------      -----------
                                                                              8,592,396        8,404,270

Less treasury shares, at cost, 176,500 shares at March 31, 1997                (298,217)              --
                                                                            -----------      -----------

                  Total stockholders' equity                                  8,294,179        8,404,270
                                                                            -----------      -----------

                                                                             $8,791,554        9,266,786
                                                                            ===========      ===========

See accompanying notes to consolidated financial statements.

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Earnings

                   Years ended March 31, 1997, 1996 and 1995


                                                                         1997             1996             1995
                                                                         ----             ----             ----
Revenues                                                              $1,219,890        1,293,166        1,304,212
Cost of services                                                         520,677          579,542          636,358
                                                                     -----------      -----------      -----------

                  Gross margin                                           699,213          713,624          667,854

Selling, general and administrative expenses                           1,280,644        1,349,086        1,508,740
                                                                     -----------      -----------      -----------

                  Operating loss from continuing operations             (581,431)        (635,462)        (840,886)

Other income:
    Interest income                                                      417,293          338,517          272,331
    Gain on sale of marketable securities                                285,356          470,652           50,988
    Miscellaneous income                                                  46,296           91,227           95,282
                                                                     -----------      -----------      -----------

                  Earnings (loss) from continuing operations
                     before provision for (benefit from)
                     income taxes                                        167,514          264,934         (422,285)

Provision for (benefit from) income taxes                                 73,000          108,000         (135,000)
                                                                     -----------      -----------      -----------

                  Net earnings (loss) from continuing operations          94,514          156,934         (287,285)

Discontinued operations (note 2):
    Earnings from operations, net of taxes of
       $151,000 in 1997, $349,000 in 1996 and
       $185,000 in 1995)                                                 271,767          580,704          351,782
    Provision for loss on disposal, net of taxes                         (61,000)              --               --
                                                                     -----------      -----------      -----------

                  Net earnings                                          $305,281          737,638           64,497
                                                                     ===========      ===========      ===========

Net earnings (loss) per share:
    From continuing operations                                               .02              .04             (.07)
    From discontinued operations                                             .05              .13              .09
                                                                     -----------      -----------      -----------


Net earnings per share                                                      $.07              .17              .02
                                                                     ===========      ===========      ===========

Weighted average common and common
    equivalent shares outstanding                                      4,151,421        4,251,662        4,256,072
                                                                     ===========      ===========      ===========


See accompanying notes to consolidated financial statements.

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity

                   Years ended March 31, 1997, 1996 and 1995

                                                                                  Unrealized
                                           Common stock            Additional       gain on
                                     -------------------------      paid-in       marketable
                                       Shares        Par value      capital       securities
                                     ----------     ----------     ----------     ----------
Balance at March 31, 1994             4,250,000        $42,500      3,267,699             --

Unrealized gain on market-
     able securities, net of tax             --             --             --        131,243

Net earnings                                 --             --             --             --
                                     ----------     ----------     ----------     ----------

Balance at March 31, 1995             4,250,000         42,500      3,267,699        131,243

Reduction in unrealized gain
     on marketable securities,
     net of tax                              --             --             --        (14,088)

Net earnings                                 --             --             --             --
                                     ----------     ----------     ----------     ----------

Balance at March 31, 1996             4,250,000         42,500      3,267,699        117,155

Reduction in unrealized gain on
     marketable securities,
     net of tax                              --             --             --       (117,155)

Purchase of common stock                     --             --             --             --

Net earnings                                 --             --             --             --
                                     ----------     ----------     ----------     ----------

Balance at March 31, 1997             4,250,000        $42,500      3,267,699             --
                                     ==========     ==========     ==========     ==========


                                                          Treasury stock               Total
                                      Retained      --------------------------     stockholders'
                                      earnings        Shares          Amount          equity
                                     ----------     ----------      ----------      ----------
Balance at March 31, 1994             4,174,781             --      $       --       7,484,980

Unrealized gain on market-
     able securities, net of tax             --             --              --         131,243

Net earnings                             64,497              _               _          64,497
                                     ----------     ----------      ----------      ----------

Balance at March 31, 1995             4,239,278             --              --       7,680,720

Reduction in unrealized gain
     on marketable securities,
     net of tax                              --             --              --         (14,088)

Net earnings                            737,638             --              --         737,638
                                     ----------     ----------      ----------      ----------

Balance at March 31, 1996             4,976,916             --              --       8,404,270

Reduction in unrealized gain on
     marketable securities,
     net of tax                              --             --              --        (117,155)

Purchase of common stock                     --       (176,500)       (298,217)       (298,217)

Net earnings                            305,281             --              --         305,281
                                     ----------     ----------      ----------      ----------

Balance at March 31, 1997             5,282,197       (176,500)      $(298,217)      8,294,179
                                     ==========     ==========      ==========      ==========

See accompanying notes to consolidated financial statements.

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                   Years ended March 31, 1997, 1996 and 1995

                                                                    1997             1996             1995
                                                                    ----             ----             ----
Cash flows from operating activities:
     Net earnings (loss) from continuing operations                 $94,514          156,934         (287,285)
                                                                -----------      -----------      -----------
     Adjustments to reconcile net earnings (loss) to
        net cash used in continuing operations:
           Depreciation and amortization                            128,647          144,437          153,594
           Gain on sale of marketable securities                   (285,356)        (470,652)         (50,988)
           Deferred income taxes                                    (49,000)         (96,000)         (94,000)
           Changes in assets and liabilities:
               Accounts receivable                                  (20,238)          (3,714)           5,462
               Prepaid expenses                                      (3,712)           5,470          (12,905)
               Prepaid income taxes                                      --               --          166,838
               Accounts payable                                       1,027          (22,665)          17,175
               Accrued expenses                                       1,340            7,954           (5,800)
               Income taxes payable                                (131,699)          39,561          103,142
                                                                -----------      -----------      -----------

                  Total adjustments                                (358,991)        (395,609)         282,518
                                                                -----------      -----------      -----------

                  Net cash used in operating activities
                     of continuing operations                      (264,477)        (238,675)          (4,767)
                                                                -----------      -----------      -----------

Net cash flows provided by discontinued operations                  496,934          746,771          491,744
                                                                -----------      -----------      -----------

Cash flows from investing activities:
     Decrease in short-term investments                                  --               --        2,030,107
     Purchases of marketable securities                            (118,768)         (26,893)      (1,059,317)
     Proceeds from sales of marketable securities                   591,116        1,269,435          151,423
     Capital expenditures, net                                           --           (8,768)         (87,440)
                                                                -----------      -----------      -----------

                  Net cash provided by investing activities         472,348        1,233,774        1,034,773
                                                                -----------      -----------      -----------

Cash flows from financing activities:
     Purchase of treasury stock                                    (298,217)              --               --
                                                                -----------      -----------      -----------


Net increase in cash and cash equivalents                           406,588        1,741,870        1,521,750

Cash and cash equivalents -  beginning of year                    7,242,029        5,500,159        3,978,409
                                                                -----------      -----------      -----------

Cash and cash equivalents - end of year                          $7,648,617        7,242,029        5,500,159
                                                                ===========      ===========      ===========

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
        Income taxes                                               $366,279          514,300           36,057
                                                                ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                            March 31, 1997 and 1996



(1)   Summary of Significant Accounting Policies

     (a)  Nature of Business

      American Claims Evaluation, Inc. (the Company) provides a full range of vocational rehabilitation and disability management services through its wholly-owned subsidiary, RPM Rehabilitation & Associates, Inc.

     (b)  Principles of Consolidation

      The Company's financial statements are prepared on a consolidated basis and include the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

     (c)  Revenue Recognition

      Revenue for vocational rehabilitation services are recognized when the related services are provided.

     (d)  Marketable Securities

      The Company adopted the provisions of Statement of Financial Accounting
          Standards No.115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities" effective April 1, 1994. In accordance with SFAS 115, marketable securities at March 31, 1996 were classified as available for sale securities and as a result are recorded at fair value. Fair value is determined based on quoted market prices. Unrealized gains, net of taxes, are reported as a separate component of stockholders' equity. For purposes of determining realized gains and losses, the cost of marketable securities sold is based upon the first-in, first-out method.

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

     (f)  Excess of Cost over Fair Value of Net Assets Acquired


      The excess of cost over fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over a period of twenty years. Amortization expense amounted to $32,425 in each of the years ended March 31, 1997, 1996 and 1995 and is included in selling, general and administrative expenses in the consolidated statements of earnings. The Company assesses the recoverability of unamortized goodwill using the undiscounted projected future results of the related business.

     (g)  Long-Lived Assets

      In March 1995, Statement of Financial Accounting Standards (SFAS) No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued. SFAS No.121 requires that long-lived assets and certain identifiable intangibles to be held and used or

                                                                    (Continued)

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable when measured by comparing the carrying amount of an asset to the future net cash flows expected to be generated by the asset. During fiscal 1997, the Company adopted SFAS No.121 and determined that no impairment loss need be recognized for applicable assets of continuing operations, and thus, it did not have a material impact on the Company's financial position or results of operations.

     (h)  Income Taxes

      The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized based on the temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted tax rates expected to be in effect when such amounts are realized and settled.

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

      The Financial Accounting Standards Board has issued SFAS No.128,
          "Earnings per Share" which establishes standards for computing and presenting EPS. The provisions of SFAS No.128 are effective for financial statement issued for periods ending after December 15, 1997, including interim periods. SFAS No.128 does not permit early application and requires restatement of all prior period EPS data presented. In the opinion of management, adoption of SFAS No.128 will not have a material effect on the Company's previously reported EPS.

     (k)  Cash and Cash Equivalents

      All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.

(2)   Discontinued Operations

      During April 1997, the Company signed an agreement to sell its hospital bill audit division. As defined in the agreement, the Company will be entitled to an ongoing stream of payments based upon the net revenues generated over the period ending April 30, 2000. Management expects that these payments will not be material. The Company anticipates that the remaining assets and liabilities will be sold, relocated or settled no later than September 30, 1997.

      The Company's consolidated financial statements have been reclassified to reflect the effects of the decision to account for the sale of the hospital bill audit division as discontinued operations.

                                                                    (Continued)

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

          Accordingly, the net sales, costs and expenses, assets and liabilities, and cash flows associated with the hospital bill audit operations have been excluded from the respective captions in the accompanying consolidated balance sheets, statements of earnings and statements of cash flows.

      Revenues of the discontinued operations were $1,846,365, $3,946,682 and $4,061,918 for the fiscal years ended March 31, 1997, 1996 and 1995, respectively.

      The following summarizes assets and liabilities of the discontinued operations which have been segregated in the accompanying consolidated balance sheets:

                                                                   1997         1996
                                                                   ----         ----
              Current assets - discontinued operations:
                 Accounts receivable, net                        $258,116      671,943
                 Prepaid expenses                                  14,755       32,551
                                                                 --------     --------

                                                                 $272,871      704,494
                                                                 ========     ========

              Non-current assets - discontinued operations:
                 Property and equipment, net                      $71,332      134,397
                                                                 ========     ========

              Current liabilities - discontinued operations:
                 Accounts payable                                 266,480      491,422
                 Accrued expenses                                  96,045       36,559
                                                                 --------     --------

                                                                 $362,525      527,981
                                                                 ========     ========

      Discontinued operations include management's best estimates of the amounts expected to be realized on the liquidation of the hospital bill audit division. While these estimates are based on an analysis of the recoverability of assets and estimated losses during the phase-out period, actual results may differ.

(3)   Acquisition

      On September 14, 1993, the Company acquired all of the outstanding stock of RPM Rehabilitation & Associates, Inc. (RPM). The total acquisition cost amounted to $723,500 (including expenses of $48,500). The purchase price included a cash payment of $675,000 at closing and may include payments up to an additional $675,000, contingent upon the future earnings through September 14, 1998, of RPM as defined in the stock purchase agreement. Through March 1997, no additional consideration has been earned. The excess of cost over fair value of net assets acquired, amounting to approximately $648,500, is being amortized on a straight-line basis over 20 years.

(4)   Marketable Securities

      Marketable securities at March 31, 1996 consisted entirely of available for sale equity securities. Gross unrealized gains and fair value for available for sale securities at March 31, 1996 were as follows:

                     Cost                             $ 186,992
                                                       ========

                     Gross unrealized gain            $ 177,508
                                                       ========

                     Fair value                       $ 364,500
                                                       ========

                                                                    (Continued)

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

(5)   Property and Equipment

      Property and equipment at March 31, 1997 and 1996 consist of the following:

                                                                                       Estimated
                                                          1997          1996          useful life
                                                          ----          ----          -----------

              Equipment                             $     276,918       276,918      3 to 5 years
              Furniture and fixtures                      107,418       107,418      5 to 10 years
                                                       ----------     ---------
                                                          384,336       384,336
              Less accumulated depreciation               302,875       249,718
                                                       ----------     ---------

                                                    $      81,461       134,618
                                                       ==========     =========


      Depreciation expense for the years ended March 31, 1997, 1996 and 1995 amounted to $53,157, $61,735 and $71,448, respectively.

(6)   Income Taxes

      Income tax expense for the years ended March 31, 1997, 1996 and 1995 is comprised of the following:

                                             Year ended March 31,
                                 ------------------------------------------
                                       1997          1996          1995
                                       ----          ----          ----
              Current:
                  Federal        $      75,000      104,900       (123,300)
                  State                  8,000        8,000         (8,000)
                                    ----------   ----------    -----------

                                        83,000      112,900       (131,300)
                                    ----------   ----------    -----------
              Deferred:
                  Federal              (10,000)      (4,900)        (3,700)
                  State                      -            -              -
                                    ----------   ----------    -----------

                                       (10,000)      (4,900)        (3,700)
                                    ----------   ----------    -----------

                                 $      73,000      108,000       (135,000)
                                    ==========   ==========    ===========


      The actual provision for (benefit from) income taxes differed from that which would have resulted when applying the statutory Federal income tax rate as a result of the following items:

                                                                                Year ended March 31,
                                                                      ---------------------------------------
                                                                1997                     1996                 1995
                                                            ------------             -----------           ----------
         Expected income tax provision (benefit)
              at the statutory Federal tax rate        $     57,000     34%    $     90,000     34%    $ (144,000)  (34)%
         State taxes, net of Federal tax benefit              5,000      3            5,000      2         (5,000)   (1)
         Amortization of goodwill                            11,000      7           11,000      4         11,000     2
         Other, net                                               -      -            2,000      1          3,000     1
                                                         ----------     --        ---------     --      ---------   ---

         Actual income tax provision (benefit)         $     73,000     44%    $    108,000     41%    $ (135,000)  (32)%
                                                         ==========     ==        =========     ==      =========   ===

                                                                    (Continued)

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 1997 and 1996 are as follows:

              Deferred tax assets:
                 Discontinued operations                       $   39,000            -
                                                                 ========     ========

              Deferred tax liabilities:
                 Cash basis recognition of revenue
                     and expense for tax purposes                       -        4,000
                 Unrealized gains on marketable securities              -       60,353
                 Depreciation                                       8,473       14,473
                                                                 --------     --------

                                                               $    8,473       78,826
                                                                 ========     ========

(7)   Major Customer

      The Company had one customer who accounted for 84%, 87% and 91% of consolidated revenues for the years ended March 31, 1997, 1996 and 1995, respectively. Services are performed by the Company for this customer under two separate contracts which expire in August 1997. The Company anticipates that these contracts will be renewed.

(8)   Treasury Stock

      During fiscal 1997, the Company repurchased 176,500 shares of its own common shares through open market transactions at an aggregate cost of $298,217.

(9)   Stock Options

      The Company has two stock option plans, the 1985 Stock Option Plan and the 1991 Stock Option Plan. The 1985 Plan, which provided for the granting of 400,000 shares of the Company's common stock expired, except as to options outstanding.


      The 1991 Plan provides for the granting of 400,000 stock options, which may be incentive or non-qualified stock options, to directors and employees, at option prices not less than the fair market value on the date the option is granted.

      Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. The vesting schedules for the options are from zero to five years.

      Changes in the options outstanding during the fiscal years 1997, 1996 and 1995 are summarized in the following table:

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                                                                  Weighted
                                                 No. of            average
                                                 shares        exercise price
                                                ---------      --------------

              Balance - March 31, 1994            173,000       $   2.83

              Fiscal 1995:
                  Options granted                  29,000           2.38
                  Options terminated              (16,000)          5.14
                                                ---------           ----

              Balance - March 31, 1995            186,000           2.57

              Fiscal 1996:
                  Options granted                  22,500           2.00
                  Options terminated               (6,000)          3.50
                                                ---------           ----

              Balance - March 31, 1996            202,500           2.48

              Fiscal 1997:
                  Options granted                  65,000           2.25
                  Options terminated               (3,000)          2.33
                                                ---------           ----

              Balance - March 31, 1997            264,500       $   2.29
                                                =========           ====



      In September 1996, the Company's Board of Directors approved a change in the exercise price of 19,000 outstanding employee stock options to an exercise price of $2.25 per share.

      During May 1997, the Board of Directors approved the 1997 Incentive Stock
          Option Plan (the "1997 Plan") covering 750,000 shares. The Board of Directors then granted 300,000 shares at an exercise price of $1.25 per share, exercisable immediately. The 1997 Plan and the grant of options thereunder are subject to shareholder approval.

      The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at March 31, 1997:

                                       Number of options              Weighted average
                                  ------------------------------         contractual
              Exercise price      Outstanding        Exercisable       life remaining
              --------------      -----------        -----------       --------------
              1.82 - 2.25              258,000          201,750           7.0 years
                     3.50                5,500            4,000           7.0 years
                     7.75                1,000            1,000           4.5 years


      The Company has adopted the "disclosure only" provisions of Statement of Financial Accounting Standards (SFAS) No.123, "Accounting for Stock-Based Compensation", and will continue to use the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the Company's stock option plans. Had compensation expense for the

                                                                    (Continued)

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

          Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 1997 and 1996 consistent with the provisions of SFAS No.123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                           1997        1996
                                                           ----        ----

              Net earnings, as reported                 $ 305,281     737,638
              Net earnings, pro forma                     241,458     717,316
              Net earnings per share, as reported             .07         .17
              Net earnings per share, pro forma               .06         .17


      The per share weighted average fair value of stock options granted during fiscal 1997 and fiscal 1996 was $1.39 and $1.69, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions: (a) no dividend yield on the Company's stock,
          (b) expected volatility of the Company's stock of 95%, (c) a risk free interest rate of 6.0%, and (d) expected option lives of 7-1/2 years.

      Pro forma net earnings reflects only options granted in 1997 and 1996.
          Therefore, the full impact of calculating compensation cost for stock options under SFAS No.123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to April 1, 1995 was not considered.

(10)  Commitments

      Rental expense under non-cancelable operating leases for office space amounted to $189,039, $211,592 and $223,554 for the years ended March 31, 1997, 1996 and 1995, respectively. Minimum lease payments under non-cancelable operating leases, exclusive of future escalation charges, as of March 31, 1997 are as follows:

              1998                                    $ 169,000
              1999                                      110,000
              2000                                       56,000
              2001                                       15,000
                                                       --------

              Total minimum lease payments            $ 350,000
                                                       ========

(11)  Profit Sharing Plan

      The Company sponsors a 401(k) profit sharing plan covering all employees with one or more years of service. Under the plan, participants can contribute up to 12% of their salaries as defined, and the Company is required to match participants' contributions to the extent of 10% of such contributions. Participants are fully vested to the extent of their own salary deferral contributions and become vested in Company contributions over a six-year period in accordance with the terms of the plan. The 401(k) profit sharing plan expense was $6,806, $7,408 and $7,244 for the years ended March 31, 1997, 1996 and 1995, respectively.