Form 10-Q
period 1997-06-30
AMERICAN CLAIMS EVALUATION INC
filed 1997-07-30
CIK 774517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                                 -------------
                                       or

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

                   One Jericho Plaza, Jericho New York 11753
       ------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (516) 938-8000
       ------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                     Common Stock, par value $.01 per share

                 4,273,500 shares outstanding at July 28, 1997

                        AMERICAN CLAIMS EVALUATION, INC.

                                     INDEX

                                                                      Page No.

PART I  - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                  Consolidated Balance Sheets as of
                           June 30, 1997 and March 31, 1997                3

                  Consolidated Statements of Operations
                           for the Three Months ended
                           June 30, 1997 and 1996                          4

                  Consolidated Statements of Cash Flows
                           for the Three Months ended
                           June 30, 1997 and 1996                          5

                  Notes to Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              7

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 8

SIGNATURES                                                                 9

                         PART I. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                          Consolidated Balance Sheets


                                                              Jun.30,1997        Mar.31,1997
                                                              -----------        -----------
                                                              (Unaudited)
                                     Assets

Current Assets:
         Cash and cash equivalents                            $ 7,700,884          7,648,617
         Accounts receivable, net                                  94,231            119,880
         Current assets of discontinued operations                102,493            272,871
         Prepaid expenses                                          37,098             24,732
         Prepaid income taxes                                       9,668                 --
         Deferred income taxes                                     39,000             39,000
                                                              -----------        -----------
                  Total current assets                          7,983,374          8,105,100

Property and equipment, net                                       108,707             81,461
Non-current assets of discontinued operations                      61,943             71,332
Excess cost over fair value of net assets acquired, net           525,555            533,661
                                                              -----------        -----------
                                                              $ 8,679,579          8,791,554
                                                              ===========        ===========

                     Liabilities and Stockholders' Equity

Current liabilities:

         Accounts payable                                          33,755             21,299
         Accrued expenses                                          87,209             94,074
         Current liabilities of discontinued operations           282,779            362,525
         Income taxes payable                                          --             11,004
         Deferred income taxes                                      8,473              8,473
                                                              -----------        -----------
                  Total current liabilities                       412,216            497,375
                                                              -----------        -----------

Stockholders' equity:
         Common stock, $.01 par value;
                authorized 10,000,000 shares;
                4,250,000 shares issued and outstanding            42,500             42,500
         Additional paid-in capital                             3,267,699          3,267,699

         Retained earnings                                      5,255,381          5,282,197
                                                              -----------        -----------
                                                                8,565,580          8,592,396
         Less treasury shares, at cost, 176,500 shares           (298,217)          (298,217)
                                                              -----------        -----------
         Total stockholders' equity                             8,267,363          8,294,179
                                                              -----------        -----------
                                                              $ 8,679,579          8,791,554
                                                              ===========        ===========

Note: The balance sheet at March 31, 1997 has been derived from the audited financial statements at that date.

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                     Consolidated Statements of Operations

                                  (Unaudited)

                                                                    Three months ended
                                                             Jun. 30, 1997      Jun. 30, 1996
                                                             -------------      -------------
Revenues                                                      $   324,240            301,089
Cost of services                                                  145,749            129,905
                                                              -----------        -----------

         Gross margin                                             178,491            171,184

Selling, general and administrative expenses                      333,298            317,181
                                                              -----------        -----------

         Operating loss from continuing operations               (154,807)          (145,997)

Other income:
         Interest income                                          110,660            111,785
         Gain on sale of marketable securities                         --            285,356
         Miscellaneous income                                       7,331             10,983
                                                              -----------        -----------

         Earnings (loss) from continuing operations
                  before provision for (benefit from)
                  income taxes                                    (36,816)           262,127

Provision for (benefit from) income taxes                         (10,000)            99,000
                                                              -----------        -----------

         Net earnings (loss) from continuing operations           (26,816)           163,127

Earnings from discontinued operations, net of taxes                    --             99,751
                                                              -----------        -----------

         Net earnings (loss)                                  $   (26,816)           262,878
                                                              ===========        ===========

Net earnings (loss) per share:
         From continuing operations                           $      (.01)               .04
         From discontinued operations                                  --                .02
                                                              -----------        -----------

Net earnings (loss) per share                                 $      (.01)               .06
                                                              ===========        ===========


Weighted average common and common
         equivalent shares outstanding                          4,073,500          4,266,157
                                                              ===========        ===========

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                         Three months ended
                                                                   Jun.30,1997        Jun.30,1996
                                                                   -----------        -----------
Cash flows from operating activities:
     Net earnings (loss) from continuing operations                $   (26,816)           163,127
                                                                   -----------        -----------
     Adjustments to reconcile net earnings (loss)
           to net cash provided by operating activities:
     Depreciation and amortization                                      29,712             34,800
     Gain on sales of marketable securities                                 --           (285,356)
     Deferred income taxes                                                  --             (4,000)
     Changes in assets and liabilities:
         Accounts receivable                                            25,649             35,546
         Prepaid expenses                                              (12,366)            (1,240)
         Prepaid income taxes                                           (9,668)                --
         Accounts payable                                               12,456             (5,860)
         Accrued expenses                                               (6,865)           (18,982)
         Income taxes payable                                          (11,004)            84,549
                                                                   -----------        -----------
         Total adjustments                                              27,914           (160,543)
                                                                   -----------        -----------
         Net cash provided by operating activities
              of continuing operations                                   1,098              2,584
                                                                   -----------        -----------

Net cash flows provided by discontinued operations                      90,632            165,707
                                                                   -----------        -----------

Cash flows from investing activities:
     Purchase of marketable securities                                      --           (118,768)
     Proceeds from sales of marketable securities                           --            591,116
     Capital expenditures                                              (39,463)                --
                                                                   -----------        -----------
         Net cash provided by (used in) investing activities           (39,463)           472,348
                                                                   -----------        -----------

Net increase in cash and cash equivalents                               52,267            640,639

Cash and cash equivalents at beginning of period                     7,648,617          7,242,029
                                                                   -----------        -----------

Cash and cash equivalents at end of period                         $ 7,700,884          7,882,668
                                                                   ===========        ===========


Supplemental Disclosure of Cash Flow Information:
      Income taxes paid                                            $    10,672             84,167
                                                                   ===========        ===========

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                  (Unaudited)

General

The accompanying unaudited financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report to Shareholders for the year ended March 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made to present fairly the financial position, results of operations and cash flows as at and for the periods shown.

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three Months ended June 30, 1997 and 1996

Over the past several years, the hospital bill audit ("HBA") industry as a whole suffered a decline in demand for its services. This negative trend accelerated during the fiscal year ended March 31, 1997 and management determined that the Company's HBA division could not continue to operate profitably. In April 1997, the Company entered into an agreement to sell the HBA division. As defined in the agreement, the Company will be entitled to payments based upon the net revenues generated over the period ending April 30, 2000. Due to the uncertainty of the future of hospital bill auditing as a viable cost containment alternative, management does not anticipate the potential value of these payments to be material. The financial statements have been reclassified to exclude the operating results of the HBA division from the continuing operations and account for them as discontinued operations. The following discussion relates only to the Company's continuing operations, RPM Rehabilitation & Associates, Inc., unless otherwise noted.

Revenues for the three months ended June 30, 1997 totaled $324,240 as compared with the $301,089 reported for the corresponding period ended June 30, 1996. This represents an increase of approximately 7.7%. The related cost of services increased to 45.0% of revenues for the three months ended June 30, 1997, as compared to 43.1% of related revenues in the same period last year.

Selling, general and administrative expenses for the quarter ended June 30, 1997 increased to $333,298 from $317,181 for the three months ended June 30, 1996. This increase resulted from modest increases in operating costs at the vocational rehabilitation division. Although management is currently exploring various alternatives to decrease corporate overhead, it anticipates that certain expenditures related to its search for acquisition candidates will increase.


During the three months ended June 30, 1996, the Company realized gains of $285,356 on the sales of marketable securities. The Company did not realize any such gains in the current period.

Liquidity and Capital Resources

At June 30, 1997, the Company had working capital of $7,571,158 as compared to working capital of $7,607,725 at March 31, 1997. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.

During the three months ended June 30, 1997, $39,463 of cash was used for capital expenditures. Net cash provided by investing activities for the three months ended June 30, 1996 was $472,348. During this period, $591,116 of cash provided from the proceeds of sales of marketable securities was offset by $118,768 used for the purchase of additional marketable securities.

The Company has intensified its review of strategic alternatives for maximizing shareholder value. With the disposition of the hospital bill audit division completed, the Company will focus its attention on seeking acquisitions. Potential acquisitions will be evaluated based on their merits within its remaining line of business, as well as other fields.

                           PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

              (a) The following exhibits are filed with this Quarterly Report on Form 10-Q.

                   27 Financial Data Schedule (filed with electronically filed copy only).

              (b) On May 5, 1997, the Company filed a report on Form 8-K dated April 21, 1997, which reported that the Company had entered into a letter agreement to sell its hospital bill audit division. As remuneration, the Company will receive future payments based upon net revenues generated as defined in the agreement over a period ending April 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                    AMERICAN CLAIMS EVALUATION,  INC.

Date:  July 28, 1997                By:  /s/ Gary Gelman
                                       ---------------------------------------
                                         Gary Gelman
                                         Chairman of the Board,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

Date:  July 28, 1997                By:  /s/ Gary J. Knauer
                                       ---------------------------------------
                                         Gary J. Knauer
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer)