Form 10-Q
period 1997-09-30
AMERICAN CLAIMS EVALUATION INC
filed 1997-10-24
CIK 774517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       or

              { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number: 0-14807

                        AMERICAN CLAIMS EVALUATION, INC.
             (Exact name of Registrant as specified in its charter)

                         New York                              11-2601199
           (State or other jurisdiction of                   (IRS Employer
           incorporation or organization)                    Identification No.)

     One Jericho Plaza, Jericho  New York                         11753
   (Address of principal executive offices)                    (Zip Code)

                                 (516) 938-8000
              (Registrant's telephone number, including area code)

                                 Not applicable
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

                4,273,500 shares outstanding at October 24, 1997

                        AMERICAN CLAIMS EVALUATION, INC.

                                      INDEX

                                                                        Page No.
PART I  - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                  Consolidated Balance Sheets as of
                           September 30, 1997 and March 31, 1997             3

                  Consolidated Statements of Operations
                           for the Six Months and Three Months ended
                           September 30, 1997 and 1996                       4

                  Consolidated Statements of Cash Flows
                           for the Six Months ended
                           September 30, 1997 and 1996                       5

                  Notes to Consolidated Financial Statements                 6

Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        7

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   8

SIGNATURES                                                                   9

                          PART I. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                              Sep.30,1997        Mar.31,1997
                                                              -----------        -----------
                                                              (Unaudited)

                                    Assets
Current Assets:
         Cash and cash equivalents                            $ 8,051,033          7,648,617
         Accounts receivable, net                                  71,540            119,880
         Current assets of discontinued operations                 15,808            272,871
         Prepaid expenses                                          24,745             24,732
         Deferred income taxes                                     39,000             39,000
                                                              -----------        -----------
                  Total current assets                          8,202,126          8,105,100

Property and equipment, net                                       117,607             81,461
Non-current assets of discontinued operations                          --             71,332
Excess cost over fair value of net assets acquired, net           517,449            533,661
                                                              -----------        -----------
                                                              $ 8,837,182          8,791,554
                                                              ===========        ===========

                     Liabilities and Stockholders' Equity
Current liabilities:
         Accounts payable                                          14,734             21,299
         Accrued expenses                                          89,408             94,074
         Current liabilities of discontinued operations           187,261            362,525
         Income taxes payable                                      11,725             11,004
         Deferred income taxes                                      8,473              8,473
                                                              -----------        -----------
                  Total current liabilities                       311,601            497,375
                                                              -----------        -----------

Stockholders' equity:
         Common stock, $.01 par value;
                authorized 10,000,000 shares;
             4,450,000 and 4,250,000 shares
             issued and outstanding at Sept. 30, 1997
             and March 31, 1997, respectively                      44,500             42,500
         Additional paid-in capital                             3,515,699          3,267,699

         Retained earnings                                      5,263,599          5,282,197
                                                              -----------        -----------
                                                                8,823,798          8,592,396
         Less treasury shares, at cost, 176,500 shares           (298,217)          (298,217)
                                                              -----------        -----------
         Total stockholders' equity                             8,525,581          8,294,179
                                                              -----------        -----------
                                                              $ 8,837,182          8,791,554
                                                              ===========        ===========


Note: The balance sheet at March 31, 1997 has been derived from the audited financial statements at that date.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                       Three months ended                    Six months ended
                                                 Sep. 30, 1997     Sep. 30, 1996     Sep. 30, 1997       Sep. 30, 1996
                                                 -------------     -------------     -------------       -------------

Revenues                                         $   331,890            300,699            656,130            601,788
Cost of services                                     146,308            122,611            292,057            252,516
                                                 -----------        -----------        -----------        -----------

     Gross margin                                    185,582            178,088            364,073            349,272

Selling, general and administrative
     expenses                                        300,485            316,019            633,783            633,200
                                                 -----------        -----------        -----------        -----------

     Operating loss from
         continuing operations                      (114,903)          (137,931)          (269,710)          (283,928)

Other income:
     Interest income                                 115,785            106,834            226,445            218,619
     Gain on sale of marketable securities                --                 --                 --            285,356
     Miscellaneous income                             10,336             10,982             17,667             21,965
                                                 -----------        -----------        -----------        -----------

Earnings (loss) from continuing
     operations before provision for

     (benefit from) income taxes                      11,218            (20,115)           (25,598)           242,012

Provision for (benefit from) income taxes              3,000             (5,000)            (7,000)            94,000
                                                 -----------        -----------        -----------        -----------

Net earnings (loss) from
     continuing operations                             8,218            (15,115)           (18,598)           148,012

Earnings from discontinued operations,
     net of taxes                                         --             84,901                 --            184,652
                                                 -----------        -----------        -----------        -----------

Net earnings (loss)                              $     8,218             69,786            (18,598)           332,664
                                                 ===========        ===========        ===========        ===========

Net earnings (loss) per share:
     From continuing operations                  $       .00                .00                .00                .04
     From discontinued operations                         00                .02                .00                .04
                                                 -----------        -----------        -----------        -----------
         Net earnings (loss) per share           $       .00                .02                .00                .08
                                                 ===========        ===========        ===========        ===========

Weighted average common and common
     equivalent shares outstanding                 4,383,559          4,192,528          4,228,529          4,229,343
                                                 ===========        ===========        ===========        ===========

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                               Six months ended
                                                                         Sep.30,1997        Sep.30,1996
                                                                         -----------        -----------

 Cash flows from operating activities:
     Net earnings (loss) from continuing operations                      $   (18,598)           148,012
                                                                         -----------        -----------
     Adjustments to reconcile net earnings (loss)
           to net cash provided by (used in) operating activities:
     Depreciation and amortization                                            90,861             68,599
     Gain on sales of marketable securities                                       --           (285,356)
     Deferred income taxes                                                        --             (4,000)

     Changes in assets and liabilities:
         Accounts receivable                                                  48,340             33,590
         Prepaid expenses                                                        (13)            (9,018)
         Prepaid income taxes                                                     --                 --
         Accounts payable                                                     (6,565)            (6,583)
         Accrued expenses                                                     (4,666)            (3,275)
         Income taxes payable                                                    721           (135,534)
                                                                         -----------        -----------
         Total adjustments                                                   128,678           (341,577)
                                                                         -----------        -----------
         Net cash provided by (used in) operating activities
              of continuing operations                                       110,080           (193,565)
                                                                         -----------        -----------
Net cash flows provided by discontinued operations                            81,799            354,542
                                                                         -----------        -----------

Cash flows from investing activities:
     Purchase of marketable securities                                            --           (118,768)
     Proceeds from sales of marketable securities                                 --            591,116
     Capital expenditures                                                    (39,463)                --
                                                                         -----------        -----------
         Net cash provided by (used in) investing activities                 (39,463)           472,348
                                                                         -----------        -----------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                  250,000                 --
     Purchase of treasury stock                                                   --           (298,217)
                                                                         -----------        -----------
         Net cash provided by (used in) financing activities                 250,000           (298,217)
                                                                         -----------        -----------

Net increase in cash and cash equivalents                                    402,416            335,108
Cash and cash equivalents at beginning of period                           7,648,617          7,242,029
                                                                         -----------        -----------
Cash and cash equivalents at end of period                               $ 8,051,033          7,577,137
                                                                         ===========        ===========

Supplemental Disclosure of Cash Flow Information:
      Income taxes paid                                                  $    10,672            335,800
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

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Six Months ended September 30, 1997 and 1996

Over the past several years, the hospital bill audit ("HBA") industry as a whole suffered a decline in demand for its services. This negative trend accelerated during the fiscal year ended March 31, 1997 and management determined that the Company's HBA division could not continue to operate profitably. In April 1997, the Company completed an agreement to sell the HBA division. As defined in the agreement, the Company will be entitled to payments based upon the net revenues generated over the period ending April 30, 2000. Management does not anticipate the potential value of these payments to be material. The financial statements have been reclassified to exclude the operating results of the HBA division from the continuing operations and account for them as discontinued operations. The following discussion relates only to the Company's continuing operations, RPM Rehabilitation & Associates, Inc., unless otherwise noted.

Revenues for the six months ended September 30, 1997 totaled $656,130 as compared with the $601,788 reported for the corresponding period ended September 30, 1996. This represents an increase of approximately 9.0%. The related cost of services increased to 44.5% of revenues for the three months ended September 30, 1997, as compared to 42.0% of related revenues in the same period last year.

Selling, general and administrative expenses for the six months ended September 30, 1997 amounted to $633,783, relatively unchanged from the comparable period ended September 30, 1996. Although management is currently exploring various alternatives to decrease corporate overhead, it anticipates that certain expenditures related to its search for acquisition candidates will increase.

During the six months ended September 30, 1996, the Company realized gains of $285,356 on the sales of marketable securities. The Company did not realize any such gains in the current period.

Liquidity and Capital Resources

At September 30, 1997, the Company had working capital of $7,890,525 as compared to working capital of $7,607,725 at March 31, 1997. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.

During the six months ended September 30, 1997, net cash provided by financing activities consisted of $250,000 received from the issuance of common stock.

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

                           PART II. OTHER INFORMATION


Item 4 -      Submission of Matters to a Vote of Security Holders

              The Annual Meeting of Shareholders of American Claims Evaluation, Inc. was held on September 16, 1997.

              Two proposals, subject to shareholder approval, were approved at the Annual Meeting by a vote of shareholders.

              Under the first proposal, management nominees for election to the Board of Directors, Messrs. Gelman, Elkin and Gutmann, were reelected as directors of the Company to serve until their respective successors are duly elected and qualified.

              Under the second proposal, the 1997 Stock Incentive Plan was approved and adopted and all stock options heretofore granted pursuant to such plan were ratified and approved.

Item 6 -      Exhibits and Reports on Form 8-K


                  (a) The following exhibits are filed with this Quarterly
                      Report on Form 10-Q.

                       27     Financial Data Schedule (filed with
                              electronically filed copy only).

                  (b)  None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                 AMERICAN CLAIMS EVALUATION,  INC.

Date:  October 20, 1997          By:     /s/ Gary Gelman
                                     -------------------
                                        Gary Gelman
                                        Chairman of the Board,
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Date:  October 20, 1997          By:     /s/ Gary J. Knauer
                                     ----------------------
                                        Gary J. Knauer
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial Officer)