Form 10-Q
period 1997-12-31
AMERICAN CLAIMS EVALUATION INC
filed 1998-01-21
CIK 774517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       or

              { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from   to

                         Commission File Number: 0-14807

                        AMERICAN CLAIMS EVALUATION, INC.
             (Exact name of Registrant as specified in its charter)

            New York                                            11-2601199
-------------------------------                            -------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No.)

   One Jericho Plaza, Jericho  New York                         11753
   ---------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)

                                 (516) 938-8000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                     Common Stock, par value $.01 per share

                4,273,500 shares outstanding at January 20, 1998

                        AMERICAN CLAIMS EVALUATION, INC.

                                      INDEX


                                                                       Page No.
                                                                       --------
PART I  - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                  Consolidated Balance Sheets as of
                           December 31, 1997 and March 31, 1997             3

                  Consolidated Statements of Operations
                           for the Nine Months and Three Months ended
                           December 31, 1997 and 1996                       4

                  Consolidated Statements of Cash Flows
                           for the Nine Months ended
                           December 31, 1997 and 1996                       5

                  Notes to Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       7

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                  8

SIGNATURES                                                                  9

                          PART I. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                                 Dec.31,1997        Mar.31,1997
                                                                 -----------        -----------
                                                                 (Unaudited)
                                     Assets
Current Assets:
         Cash and cash equivalents                               $ 8,075,592          7,648,617
         Marketable securities                                        10,116                  -
         Accounts receivable, net                                    100,395            119,880
         Current assets of discontinued operations                         -            272,871
         Prepaid expenses                                             12,250             24,732
         Prepaid income taxes                                         18,270                  -
         Deferred income taxes                                             -             39,000
                                                                 -----------        -----------
                  Total current assets                             8,216,623          8,105,100
Property and equipment, net                                          103,144             81,461
Non-current assets of discontinued operations                              -             71,332
Excess cost over fair value of net assets acquired, net              509,343            533,661
                                                                 -----------        -----------
                                                                 $ 8,829,110          8,791,554
                                                                 ===========        ===========

                      Liabilities and Stockholders' Equity
Current liabilities:
         Accounts payable                                             44,305             21,299
         Accrued expenses                                             97,267             94,074
         Current liabilities of discontinued operations              142,293            362,525
         Income taxes payable                                              -             11,004
         Deferred income taxes                                         8,473              8,473
                                                                 -----------        -----------
                  Total current liabilities                          292,338            497,375
                                                                 -----------        -----------
Stockholders' equity:
         Common stock, $.01 par value;
                authorized 10,000,000 shares;
                4,450,000 and 4,250,000 shares
                issued and outstanding at Dec. 31, 1997
                and March 31, 1997, respectively                      44,500             42,500
         Additional paid-in capital                                3,515,699          3,267,699
         Retained earnings                                         5,274,790          5,282,197
                                                                 -----------        -----------
                                                                   8,834,989          8,592,396
         Less treasury shares, at cost, 176,500 shares              (298,217)          (298,217)
                                                                 -----------        -----------
         Total stockholders' equity                                8,536,772          8,294,179
                                                                 -----------        -----------
                                                                 $ 8,829,110          8,791,554
                                                                 ===========        ===========

Note: The balance sheet at March 31, 1997 has been derived from the audited financial statements at that date.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                       Three months ended                   Nine months ended
                                                --------------------------------      --------------------------------
                                                Dec. 31, 1997      Dec. 31, 1996      Dec. 31, 1997      Dec. 31, 1996
                                                -------------      -------------      -------------      -------------
Revenues                                         $   311,974            289,583            968,104            891,371
Cost of services                                     135,267            128,341            427,324            380,857
                                                 -----------        -----------        -----------        -----------

     Gross margin                                    176,707            161,242            540,780            510,514

Selling, general and administrative
     expenses                                        300,689            311,575            934,472            944,775
                                                 -----------        -----------        -----------        -----------

     Operating loss from
         continuing operations                      (123,982)          (150,333)          (393,692)          (434,261)

Other income:
     Interest income                                 119,338             99,165            345,783            317,784
     Gain on sale of marketable securities                 -                  -                  -            285,356
     Miscellaneous income                             21,835             10,983             39,502             32,948
                                                 -----------        -----------        -----------        -----------

Earnings (loss) from continuing
     operations before provision for
     (benefit from) income taxes                      17,191            (40,185)            (8,407)           201,827

Provision for (benefit from) income taxes              6,000            (11,000)            (1,000)            83,000
                                                 -----------        -----------        -----------        -----------

Net earnings (loss) from
     continuing operations                            11,191            (29,185)            (7,407)           118,827

Earnings from discontinued operations,
     net of taxes                                          -             73,981                  -            258,633
                                                 -----------        -----------        -----------        -----------

Net earnings (loss)                              $    11,191             44,796             (7,407)           377,460
                                                 ===========        ===========        ===========        ===========

Net earnings (loss) per share:
     From continuing operations                  $       .00               (.01)               .00                .03
     From discontinued operations                         00                .02                .00                .06
                                                 -----------        -----------        -----------        -----------
         Net earnings (loss) per share           $       .00                .01                .00                .09
                                                 ===========        ===========        ===========        ===========

Weighted average common and common
     equivalent shares outstanding                 4,393,413          4,073,500          4,273,500          4,177,395
                                                 ===========        ===========        ===========        ===========

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                             Nine months ended
                                                                      Dec. 31, 1997      Dec. 31, 1996
                                                                      -------------      ------------
Cash flows from operating activities:
     Net earnings (loss) from continuing operations                    $    (7,407)           118,827
                                                                       -----------        -----------
     Adjustments to reconcile net earnings (loss)
         to net cash provided by (used in) operating activities:
     Depreciation and amortization                                          77,328             99,368
     Loss on disposition of fixed assets                                    48,753                  -
     Gain on sales of marketable securities                                      -           (285,356)
     Deferred income taxes                                                  39,000             (4,000)
     Changes in assets and liabilities:
         Accounts receivable                                                19,485             20,392
         Prepaid expenses                                                   12,482              4,888
         Prepaid income taxes                                              (18,270)                 -
         Accounts payable                                                   23,006               (242)
         Accrued expenses                                                    3,193             (9,793)
         Income taxes payable                                              (11,004)          (116,528)
                                                                       -----------        -----------
         Total adjustments                                                 193,973           (291,271)
                                                                       -----------        -----------
         Net cash provided by (used in) operating activities
              of continuing operations                                     186,566           (172,444)
                                                                       -----------        -----------
Net cash flows provided by discontinued operations                          32,639            427,417
                                                                       -----------        -----------

Cash flows from investing activities:
     Purchase of marketable securities                                     (10,116)          (118,768)
     Proceeds from sales of marketable securities                                -            591,116
     Proceeds on sales of fixed assets                                      10,182                  -
     Capital expenditures                                                  (42,296)                 -
                                                                       -----------        -----------
         Net cash provided by (used in) investing activities               (42,230)           472,348
                                                                       -----------        -----------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                250,000                  -
     Purchase of treasury stock                                                  -           (298,217)
                                                                       -----------        -----------
         Net cash provided by (used in) financing activities               250,000           (298,217)
                                                                       -----------        -----------
Net increase in cash and cash equivalents                                  426,975            429,104
Cash and cash equivalents at beginning of period                         7,648,617          7,242,029
                                                                       -----------        -----------
Cash and cash equivalents at end of period                             $ 8,075,592          7,671,133
                                                                       ===========        ===========

Supplemental Disclosure of Cash Flow Information:
      Income taxes paid                                                $         -            336,797
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

Results of Operations - Nine Months ended December 31, 1997 and 1996

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

Revenues for the nine months ended December 31, 1997 totaled $968,613 as compared with the $891,371 reported for the corresponding period ended December 31, 1996. This represents an increase of approximately 8.6%. The related cost of services increased to 44.1% of revenues for the nine months ended December 31, 1997, as compared to 42.7% of related revenues in the same period last year.

Selling, general and administrative expenses for the nine months ended December 31, 1997 amounted to $934,472, relatively unchanged from the comparable period ended December 31, 1996. Although management is currently exploring various alternatives to decrease corporate overhead, it anticipates that certain expenditures related to its search for acquisition candidates will increase.

During the nine months ended December 31, 1996, the Company realized gains of $285,356 on the sales of marketable securities. The Company did not realize any such gains in the current period.

Liquidity and Capital Resources

At December 31, 1997, the Company had working capital of $7,924,285 as compared to working capital of $7,607,725 at March 31, 1997. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.

During the nine months ended December 31, 1997, net cash provided by financing activities consisted of $250,000 received from the issuance of common stock.

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

              None

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


                                     AMERICAN CLAIMS EVALUATION,  INC.



Date:  January 20, 1998              By:   /s/ Gary Gelman
                                        ---------------------------------------
                                          Gary Gelman
                                          Chairman of the Board,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date:  January 20, 1998              By:   /s/ Gary J. Knauer
                                        ---------------------------------------
                                          Gary J. Knauer
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer)