Form 10-K405
period 1998-03-31
AMERICAN CLAIMS EVALUATION INC
filed 1998-06-26
CIK 774517

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended March 31, 1998

                                      OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from ____ to ____

                        Commission File Number 0-14807

                       AMERICAN CLAIMS EVALUATION, INC.
                       --------------------------------
            (Exact name of registrant as specified in its charter)

                   New York                               11-2601199
                   --------                               ----------
        (State or other jurisdiction of                 (IRS Employer
        incorporation or organization)                 Identification No.)

                     One Jericho Plaza, Jericho, NY 11753
                     ------------------------------------
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

As of June 5, 1998, the aggregate market value of the Registrant's voting stock held by non-affiliates was $2,172,749. For purposes of this calculation, shares of Common Stock held by directors, officers and stockholders whose ownership exceeds five percent of the Common Stock outstanding at June 5, 1998 were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control of the Registrant.

As of June 5, 1998, there were 4,273,500 shares of the Registrant's $.01 par value common stock outstanding.

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

Through April 1997, the Company was also in the business of verifying the accuracy of hospital bills submitted for payment to its clients, which include commercial health insurance companies, third-party administrators, self-funded employers, health maintenance organizations ("HMO's") and other third-party payers. Over the past several years, the hospital bill audit ("HBA") industry as a whole suffered a decline in demand for its services. The Company experienced decreasing revenue and shrinking gross margins throughout this period. Management determined that the HBA division would no longer be able to sustain operating earnings as it began the new fiscal year and opted to sell its HBA division to one of its competitors. Accordingly, the HBA division was reflected as a discontinued operation at March 31, 1997 and, unless otherwise indicated, all of the information contained in this Item has been restated to delete data applicable to the HBA division (See Note 2 to the Consolidated Financial Statements in this Annual Report on Form 10-K). As defined in the agreement, the Company is entitled to payments based upon the net revenues generated over the period ending April 30, 2000. Management does not anticipate the potential value of these payments to be material.

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

RPM is currently approved as a "preferred provider" of vocational rehabilitation services to the Washington State Department of Labor & Industries ("L & I") under two separate contracts. L & I has extended all vocational service contracts to August 1999. The loss of these contracts would have a material impact on RPM's revenues. Although RPM has successfully renewed its contracts with L & I since its inception in 1986, there can be no assurances that these contracts will continue to be renewed in future periods.

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

Principal competitors in vocational rehabilitation include national firms, such as Concentra Managed Care, Inc. and Crawford & Company, as well as many regional firms. Quality of service, high caliber consultants, proper pricing and range of services offered are the principal factors that will enable the Company to compete effectively.

Employees

As of March 31, 1998, the Company had 23 full-time employees and three part-time employees. Of these full-time employees, three were in management, twelve were vocational rehabilitation consultants and eight were in administration.

Item 2.  Properties

The Company leases approximately 2,700 square feet of space at its executive office in Jericho, New York under a lease, as extended, which expires in November 2003. The Company had maintained its hospital bill audit operations in Dallas, Texas; this facility consisted of 4,500 square feet of space on an amended lease which will expire in July 1998. RPM leases approximately 3,900 square feet of office space in Spokane, Washington. This lease expires in June 2000. RPM also maintains an office in Moses Lake, Washington which is leased on a month-to-month basis.

The Company believes that its existing facilities will be adequate to meet its present needs. However, should the Company require additional space it is assumed that such space will be available.

Item 3.  Legal Proceedings

(a)      The Company is not engaged in any material litigation.
(b)      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

The Company's common shares (the "Shares") trade on the NASDAQ National Market(R) under the symbol "AMCE." NASD marketplace Rule(s) 4450(a)(2) became effective February 23, 1998. Under these new National Market System ("NMS") maintenance standards, the Company's common stock was not in compliance with the new market value of NMS public float requirements. The Company has filed a request for an oral hearing to appeal the potential removal of its securities from the NMS. The Company anticipates that its securities would be approved for a transfer to The Nasdaq SmallCap Market(SM) in the event that its appeal is unsuccessful.

The following table sets forth the range of high and low sales prices for the Company's Shares for each quarter during the period April 1, 1996 through March 31, 1998:

                                                High           Low
                                                ----           ---
              Fiscal 1997:

                4/01/96 -   6/30/96            2  9/16      2  1/16
                7/01/96 -   9/30/96            2  3/8       1  1/2
               10/01/96 -  12/31/96            2  7/16      1  1/4
                1/01/97 -   3/31/97            1 15/16      1  5/16

              Fiscal 1998:

                4/01/97 -   6/30/97            1  7/16      1  3/16
                7/01/97 -   9/30/97            2  1/2       1  3/16
               10/01/97 -  12/31/97            2 13/32      1  3/8
                1/01/98 -   3/31/98            1 15/16      1  5/8

The number of holders of the Company's Shares was approximately 532 on March 31, 1998, computed by the number of record holders, inclusive of holders for whom Shares are being held in the name of brokerage houses and clearing agencies.

The Company has never paid a cash dividend and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, for use in its business.

Item 6.  Selected Financial Data

The following table sets forth certain selected financial data with respect to the Company for each of the years in the five year period ended March 31, 1998. The information set forth below should be read in conjunction with the financial statements and the notes thereto included elsewhere herein.

                                                                          Year Ended March 31,
                                              -------------------------------------------------------------------------------------
                                                   1998            1997             1996              1995               1994
                                                   ----            ----             ----              ----               ----
        Summary Earnings Data (1)

        Revenues                              $1,285,798       $1,219,890       $1,293,166        $1,304,212       $   748,794

        Operating loss from
              continuing operations             (473,260)        (581,431)        (635,462)         (840,886)         (912,848)

        Earnings (loss) from continuing
              operations before provision
              for (benefit from) income
              taxes                               54,085          167,514          264,934          (422,285)         (649,551)

        Net earnings (loss) from
              continuing operations               40,085           94,514          156,934          (287,285)         (410,551)

        Discontinued operations (2)                    -          210,767          580,704           351,782           458,699

        Net earnings                              40,085          305,281          737,638            64,497            48,148

        Net earnings per share - basic
              Continuing operations               $  .01           $  .02           $  .04           $  (.07)           $ (.10)
              Discontinued operations                  -           $  .05           $  .13           $   .09            $  .11

              Net earnings per share - basic      $  .01           $  .07           $  .17           $   .02            $  .01

        Net earnings per share - diluted
              Continuing operations               $  .01           $  .02           $  .04           $  (.07)           $ (.10)
              Discontinued operations                  -           $  .05           $  .13           $   .09            $  .11

              Net earnings per share - diluted    $  .01           $  .07           $  .17           $   .02            $  .01

        Weighted average shares:
              Basic                            4,223,500        4,147,042        4,250,000         4,250,000         4,196,667
              Diluted                          4,302,888        4,151,421        4,251,662         4,256,072         4,246,214

                                                                                 March 31,
                                              -------------------------------------------------------------------------------------
                                                   1998            1997             1996              1995               1994
                                                   ----            ----             ----              ----               ----
        Balance Sheet Data:

        Working capital                       $7,988,972       $7,607,725       $7,569,169        $5,550,420        $6,445,381
        Total assets                           8,819,478        8,791,554        9,266,786         8,567,184         8,150,779
        Stockholders' equity                   8,584,264        8,294,179        8,404,270         7,680,720         7,484,980


(1)  There were no cash dividends paid per Common Share during this period.

(2) See note (2) to the consolidated financial statements in this Annual Report on Form 10-K

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Summary of Operations - Fiscal years ended March 31, 1998, 1997 and 1996

The Company had net earnings of $40,085 for the fiscal year ended March 31, 1998 ("Fiscal 1998"). For the fiscal year ended March 31, 1997 ("Fiscal 1997"), the Company had net earnings from continuing operations of $94,514, coupled with net earnings of $210,767 from discontinued operations, resulting in total net earnings after discontinued operations of $305,281. During the fiscal year ended March 31, 1996 ("Fiscal 1996"), the Company had net earnings of $156,934 from continuing operations with earnings of $580,704 from discontinued operations producing total net earnings of $737,638.

During Fiscal 1998, revenue from vocational rehabilitation services totaled $1,285,798, an increase of 5.4% from the $1,219,890 reported for Fiscal 1997. Revenue for Fiscal 1997 had experienced a 5.7% decrease from the $1,293,166 generated in Fiscal 1996. The majority of the Company's vocational rehabilitation services are provided to the Washington State Department of Labor & Industries ("L & I"). Management continues to focus its marketing plans on self-insured corporations as a source of new business and for decreasing its dependence on the L & I contracts.

The cost of services for vocational rehabilitation services was 43.5% as a percentage of revenues for Fiscal 1998 as compared to 42.7% as a percentage of revenues for Fiscal 1997. During Fiscal 1996, the cost of services was 44.8% as a percentage of related revenues.

Selling, general and administrative expenses were $1,199,277, $1,280,644 and $1,349,086 in Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively. With the disposition of the HBA division, management continually seeks new alternatives to reduce corporate overhead. However, it is anticipated that certain expenditures related to the Company's search for acquisition candidates will increase.

Interest income increased to $460,758 during Fiscal 1998, as compared to interest income of $417,293 and $338,517 for Fiscal 1997 and Fiscal 1996, respectively. This increase was a direct result of the continued increase in available cash balances combined with increases in prevailing market rates. During Fiscal 1998, 1997 and 1996, the Company realized gains on the sales of marketable securities of $6,970, $285,356 and $470,652, respectively. Miscellaneous income, representing ancillary revenues, amounted to $59,617 in Fiscal 1998, as compared with ancillary revenues of $46,296 for Fiscal 1997 and $91,277 for Fiscal 1996.

Liquidity and Capital Resources

The Company's primary source of cash is internally generated funds. At March 31, 1998, the Company had working capital of $7,988,972 as compared to working capital of $7,607,725 at March 31, 1997.

For the fiscal year ended March 31, 1998, the net cash provided by operating activities of continuing operations was $212,681. The significant sources were income from continuing operations of $40,085, a net decrease of $33,000 in deferred tax assets, $100,020 of depreciation and amortization and a $29,402 decrease in accounts receivable. During Fiscal 1998, net cash provided by financing activities consisted of $250,000 received from the issuance of common stock.

The Company continues its review of strategic alternatives for maximizing shareholder value. Potential acquisitions will be evaluated based on their merits within its current line of business, as well as other fields. Management believes that the Company has sufficient cash resources and working capital to meet its capital resource requirements for the foreseeable future.

Discontinued Operations

Over the past several years, the hospital bill audit ("HBA") industry as a whole suffered a decline in demand for its services and the number of hospital bill audits being performed. This negative trend accelerated during Fiscal 1997 and management determined that the Company's HBA division would not continue to generate net earnings on a going forward basis. In April 1997, the Company sold the HBA division to one of its competitors. The financial statements were reclassified at March 31, 1997 to exclude the operating results of the HBA division from the continuing operations and account for them as discontinued operations (see Note 2 to the Consolidated Financial Statements.) As defined in the agreement, the Company is entitled to payments based upon the net revenues generated over the three year period ending April 30, 2000. Management does not anticipate the potential value of these payments to be material.

Year 2000 Computer Systems Compliance

This issue affects computer systems that have time-sensitive programs that may not properly recognize the Year 2000. Such programs may interpret the Year 2000 to mean some other year or not interpret it at all. If not corrected, those programs could cause date-related transaction failures.

Assessment of both Company and client information systems has been initiated. Outside companies such as vendors and banks are also being asked to verify their Year 2000 readiness. We expect these projects to be successfully completed during the upcoming fiscal year.

Based on current plans and efforts to date, management expects that there will be no material adverse effect on operations and the future costs to be incurred are not considered to be material. There is no guarantee, however, that all problems will be foreseen and corrected.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which becomes effective for the Company's Fiscal 1999 financial statements. SFAS No. 130 requires disclosure of comprehensive income, which consists of all changes in equity from nonshareholder sources. The adoption of the statement will be limited to form and content of the Company's disclosures and will not affect results. Currently, the Company does not have any comprehensive income type items.

In June 1997, the FASB also issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments, and related disclosures about products and services, geographic areas and major customers. The Company has not determined the impact that the adoption will have on its consolidated financial statement disclosures. The Company will adopt this statement effective April 1, 1998, as required. Interim information is not required until the second year of application, at which time comparative information is required.

Safe Harbor Statement under the Private Securities Litigation Act

Except for the historical information contained herein, the matters discussed in this report on Form 10-K and the Company's other periodic reports and other documents incorporated by reference or incorporated herein as exhibits, may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic and market conditions, the potential loss or termination of existing clients and contracts and the ability of the Company to successfully identify and thereafter consummate one or more acquisitions.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data required by this Item are set forth at the pages indicated in Item 14(a)(1).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

Item 10.  Directors and Executive Officers of the Company

The executive officers and directors of the Company are as follows:

         Name                      Age     Position
         ----                      ---     --------

         Gary Gelman               51      Chairman of the Board, President and
                                           Chief Executive Officer

         Gary J. Knauer            38      Chief Financial Officer,
                                           Treasurer and Secretary

         Edward M. Elkin, M.D.     59      Director

         Peter Gutmann             69      Director

Gary Gelman, the founder of the Company, has been Chairman of the Board since July 1, 1985, and President, Chief Executive Officer and a director since inception. Mr. Gelman served as Treasurer from inception to October 1991. Since 1973, Mr. Gelman has also been Chief Executive Officer and a principal of American Para Professional Systems, Inc., which provides nurses who perform physical examinations of applicants for life and/or health insurance for insurance companies. He received a B.A. Degree from Queens College. Since 1996, Mr. Gelman has been Chairman of the Board of Directors for Misonix, Inc., a publicly traded company engaged in the design, development and manufacturing of ultrasonic medical devices.

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

Item 11.  Executive Compensation

The following table sets forth all plan and non-plan compensation awarded to, earned or paid to the Company's Chief Executive Officer for each of the Company's last three fiscal years. No other executive officer had total annual salary and bonus which exceeded $100,000 during the Company's fiscal year ended March 31, 1998.

                          SUMMARY COMPENSATION TABLE


                                                                                 Long-Term
                                                                                Compensation
                                            Annual Compensation                    Awards
                                ---------------------------------------          -----------
Name and                                                   Other Annual                              All Other
Principal           Fiscal         Salary       Bonus      Compensation             Options       Compensation
Position             Year            ($)         ($)          ($) (1)                 (#)             ($) (2)
-----------         ------      ------------- ---------     -----------          ------------    -------------
Gary Gelman          1998         $278,498         -             -                    -               $   -
 Chairman,           1997          397,772         -             -                    -                   -
 President           1996          397,772         -             -                    -                 227
 and CEO


(1) The aggregate amount of all perquisites and other personal benefits paid to the Chief Executive Officer is not greater than either $50,000 or 10% of the total annual salary and bonus reported.

(2) Consists of $227 of matching contributions made by the Company under the 401(k) profit sharing plan during the fiscal year ended March 31, 1996.

Compensation Plans

The following describes plans adopted by the Company pursuant to which cash or non-cash compensation was paid or distributed during the years ended March 31, 1998, 1997 and 1996 or pursuant to which such compensation may be distributed in the future, to the Chief Executive Officer.

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

Stock Option Plans

In July 1985, the Company's Board of Directors adopted the 1985 Stock Option Plan (the "1985 Plan"). The 1985 Plan has expired, except as to options outstanding, and no additional options may be granted. The 1985

Plan provided for the issuance of up to 400,000 Shares to all full-time employees and directors of the Company. Incentive stock options were granted at the fair market value of the Company's Shares at the date of grant. The option terms were determined by the Board of Directors, but no options were granted with a term of more than ten years. The options are not transferable and not exercisable while any previously granted incentive stock options under the 1985 Plan are outstanding, and are exercisable only while the optionee is associated with the Company and for three months thereafter, with certain exceptions.

In March 1991, the Board of Directors adopted the Company's 1991 Stock Option Plan (the "1991 Plan") and in October 1991, the shareholders of the Company ratified, approved and adopted the 1991 Plan. Under the 1991 Plan, a total of 400,000 Shares are reserved for issuance to employees, including directors and officers who may not be salaried employees.

Both incentive and nonstatutory stock options may be granted under the 1991 Plan, at a price to be determined by the option committee, provided, however, that incentive stock options must be granted at an exercise price not less than the fair market value of the Shares on the date of the grant. Such exercise price may be payable in cash or by a combination of cash or Shares with the approval of the committee which administers the 1991 Plan. The term of any option may not exceed ten years from the date of grant. Condi tions of the exercise of options, which must be consistent with the terms of the 1991 Plan, are fixed by a committee appointed by the Board of Directors, consisting of not less than two nor more than five persons.

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

On May 7, 1997, the Board of Directors adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") covering 750,000 Shares. The shareholders of the Company ratified and approved the 1997 Plan in September 1997. Under the 1997 Plan, either incentive stock options or nonstatutory options may be granted as an incentive to key employees (including directors and officers who are key employees), non-employee directors, independent contractors and consultants of the Company and to offer an additional inducement in obtaining the services of such individuals.

The exercise price of the Shares under each option shall be determined by a fixed committee appointed by the Board of Directors; provided, however, that the exercise price shall not be less than the fair market value (as defined in the 1997 Plan) of the Shares subject to such option on the date of the grant. The term of each option pursuant to the Plan shall be such term as established by the committee appointed by the Board of Directors, in its sole discretion, provided that it shall be for a period not exceeding ten years from the date of the grant.

On June 4, 1997, The Board of Directors granted options to purchase 300,000 Shares under the 1997 Plan at an exercise price of $1.25, exercisable immediately, to the Chief Executive Officer. Additionally, grants of options to purchase 35,000 Shares (including 25,000 Shares granted to an executive officer), inadvertently made under the 1985 Plan after its provisions had expired, were invalidated simultaneously with the issuance of grants under the 1997 Plan at the same price ($2.25/Share), vested retroactively to the date the invalidated grants were first made.

Both the 1997 and 1991 Plans provide that the number of Shares subject thereto and the outstanding options and their exercise prices, are to be appropriately adjusted for mergers, consolidations, recapitalizations, stock dividends, stock splits or combinations of shares.

The current option committee appointed by the Board of Directors to administer the Company's stock option plans consists of Messrs. Gelman, Gutmann and Elkin. The Board of Directors may at any time terminate or from time to time amend or alter any of the existing stock option plans.

                    Aggregated Option/SAR Exercises in 1998
                         and FY-End Option/SAR Values

The following table summarizes the number and dollar value of unexercised stock options at March 31, 1998 for the Chief Executive Officer.

                                                                                     Value of
                                                                    Number of        Unexercised
                                                                    Unexercised      In-the-Money
                                                                    Options at       Options at
                                                                    FY-End (#)       FY-End ($)(1)
                                                                    -------------    -------------
                                                   Value
                           Shares Acquired        Realized          Exercisable/     Exercisable/
Name                       on Exercise(#)            ($)            Unexercisable    Unexercisable
------------               ---------------         --------         -------------    -------------
Gary Gelman,                      -                   -               400,000/-       $112,500/$0
 Chairman,
 President and CEO


(1) The closing price of the Company's Shares on March 31, 1998 as reported by the NASDAQ National Market System was $1.625 per Share.

Employment Agreements

Mr. Gelman's employment agreement with the Company provides for him to be employed as Chairman of the Board of Directors and Chief Executive Officer at an annual salary of $238,800. In addition, Mr. Gelman is entitled to participate in all employee benefit programs and other policies and programs of the Company. Mr. Gelman is not required to devote any specific number of hours to the business of the Company. He is subject to a non-competition and non-disclosure covenant for a period of three years following termination of employment with the Company.

Director Compensation

The Company's policy is to pay its non-employee directors a uniform fee of $400 for each Board of Director's meeting and/or Audit Committee meeting attended in person.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table and notes thereto sets forth information regarding the beneficial ownership of the Company's Shares as of June 5, 1998 by (i) each person known by the Company to be the beneficial owner of more than 5% of such voting security, (ii) each director of the Company and (iii) all officers and directors of the Company as a group. The percentages have been calculated by taking into account all Shares owned on the record date as well as all such Shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated all persons listed below have sole voting and sole investment power over the Shares owned.

                                       Amount and Nature
Name and Address                         of Beneficial         Percent of Voting
of Beneficial Owner                     Ownership (1) (4)        Securities (1)
-------------------                  ----------------------   ------------------

Gary Gelman (2)                            2,696,400 (3)              56.3%
Peter Gutmann (2)                             80,000 (3)               1.7%
Edward M. Elkin, M.D. (2)                     60,200                   1.3%
Gary J. Knauer (2)                            40,250                      *
D.H. Blair Investment Corp.                  573,824 (5)              12.0%
All officers and directors
   as a group (five persons)               2,876,850                  60.1%

---------

*    Less than 1%

(1) Based on a total of 4,273,500 Shares issued and outstanding, 514,250 Shares issuable upon the exercise of presently exercisable stock options by persons described in the preceding table.

(2)  Address is c/o the Company, One Jericho Plaza, Jericho, N.Y. 11753

(3) Includes 10,000 Shares and 4,000 Shares owned, respectively by the wives of Messrs. Gelman and Gutmann, as to which beneficial ownership is disclaimed by the respective reporting person.

(4) Includes the presently exercisable portions of outstanding stock options (aggregating 514,250 Shares) which, in the case of Messrs. Gelman, Gutmann, Elkin, and Knauer are 400,000, 34,000, 40,000, and 40,250
     Shares, respectively.

(5) These Shares are owned of record by D.H. Blair Investment Banking Corp., whose address is 44 Wall Street, New York, New York ("Blair Investment") (535,824 Shares), by Mr. J. Morton Davis' wife (16,200 Shares) and by Rivkalex Corporation, a private corporation controlled by Mr. Davis's wife (21,800 Shares). Mr. Davis has reported Blair Investment's Shares as being beneficially owned by himself but has disclaimed ownership of the 21,800 Shares and 16,200 Shares described in this table owned by Rivkalex Corporation and by Mr. Davis's wife, respectively.

Item 13. Certain Relationships and Related Transactions

    None.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)     Documents filed as part of this report:

        1.    Financial Statements:

              Independent Auditors' Report

              Consolidated Balance Sheets as of March 31, 1998 and 1997

              Consolidated Statements of Earnings for the Three Year Period ended March 31, 1998

              Consolidated Statements of Stockholders' Equity for the Three Year Period ended March 31, 1998

              Consolidated Statements of Cash Flows for the Three Year Period ended March 31, 1998

              Notes to Consolidated Financial Statements

              Financial Statement Schedules

              Financial statement schedules have been omitted because the required information is inapplicable or because the information is presented in the financial statements or related notes.

        2.A   Accountants' Consent

        2.B. Tenth Amendment dated May 1997 to Employment Agreement between the Company and Gary Gelman.

        2.C Lease Extension and Modification Agreement dated February 24, 1998 between Chasco Company as landlord and the Company as tenant with respect to the premises at One Jericho Plaza, Jericho, New York.

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

The following were filed as exhibits to the Company's Annual Report on Form 10-K for its year ended March 31, 1995 and are incorporated by reference herein:

          1. Eighth Amendment dated March 2, 1995 to Employment Agreement between the Company and Gary Gelman.

          2. Lease dated March 10, 1995 between Gateway Associates as landlord and RPM Rehabilitation & Associates, Inc. as tenant with respect to premises at 901 East Second Avenue, Spokane, Washington.

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

(b) Reports on Form 8-K:

        There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

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

DATE:  June 22, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES                       TITLE                           DATE
----------                       -----                           ----

 /s/ Gary Gelman           Chairman of the Board,             June 22, 1998
-----------------------    President and Chief
Gary Gelman                Executive Officer
                           (Principal Executive Officer)


 /s/ Gary J. Knauer        Chief Financial Officer,           June 22, 1998
-----------------------    Treasurer (Principal Financial
Gary J. Knauer             Officer) and Secretary


 /s/ Edward M. Elkin       Director                           June 22, 1998
-----------------------
Edward M. Elkin, M.D.

 /s/ Peter Gutmann         Director                           June 22, 1998
-----------------------
Peter Gutmann

[KPMG LOGO]

                       AMERICAN CLAIMS EVALUATION, INC.
                                AND SUBSIDIARY

                       Consolidated Financial Statements
                                  (Form 10-K)

                            March 31, 1998 and 1997

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                  Index to Consolidated Financial Statements


     Independent Auditors' Report

     Consolidated Financial Statements:
         Consolidated Balance Sheets as of March 31, 1998 and 1997 Consolidated Statements of Earnings for the years ended
            March 31, 1998, 1997 and 1996
         Consolidated Statements of Stockholders' Equity for the years ended
            March 31, 1998, 1997 and 1996
         Consolidated Statements of Cash Flows for the years ended
            March 31, 1998, 1997 and 1996
         Notes to Consolidated Financial Statements

     Financial statement schedules have been omitted as the required information is inapplicable or the information is presented in the related notes to the consolidated financial statements.

                               [KPMG LETTERHEAD]


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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Claims Evaluation, Inc. and subsidiary, as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998, in conformity with generally accepted accounting principles.

                                                 /s/ KPMG PEAT MARWICK LLP
                                                 --------------------------
                                                 KPMG PEAT MARWICK LLP

         Jericho, New York
         June 2, 1998

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                          Consolidated Balance Sheets

                            March 31, 1998 and 1997

                                             Assets                                                    1998                 1997
                                                                                                   -----------          -----------
Current assets:
    Cash and cash equivalents ............................................................         $ 8,105,960            7,648,617
    Accounts receivable (net of allowance for doubtful
       accounts of $1,000) ...............................................................              90,478              119,880
    Current assets of discontinued operations ............................................                --                272,871
    Prepaid expenses .....................................................................              27,748               24,732
    Deferred income taxes ................................................................                --                 39,000
                                                                                                   -----------          -----------
                  Total current assets ...................................................           8,224,186            8,105,100

Property and equipment, net ..............................................................              94,056               81,461
Non-current assets of discontinued operations ............................................                --                 71,332
Excess cost over fair value of net assets acquired, net of accumulated
    amortization of $147,264 and $114,839 in 1998 and 1997, respectively .................             501,236              533,661
                                                                                                   -----------          -----------

                                                                                                   $ 8,819,478            8,791,554
                                                                                                   ===========          ===========

                              Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable .....................................................................              42,775               21,299
    Accrued expenses .....................................................................             101,032               94,074
    Current liabilities of discontinued operations .......................................              86,204              362,525
    Income taxes payable .................................................................               2,730               11,004
    Deferred income taxes ................................................................               2,473                8,473
                                                                                                   -----------          -----------

                  Total current liabilities ..............................................             235,214              497,375
                                                                                                   -----------          -----------

Commitments

Stockholders' equity:
    Common stock, $.01 par value - authorized 10,000,000
       shares; 4,450,000 and 4,250,000 shares issued .....................................              44,500               42,500
    Additional paid-in capital ...........................................................           3,515,699            3,267,699
    Retained earnings ....................................................................           5,322,282            5,282,197
                                                                                                   -----------          -----------
                                                                                                     8,882,481            8,592,396

Less treasury shares, at cost, 176,500 shares ............................................            (298,217)            (298,217)
                                                                                                   -----------          -----------

                  Total stockholders' equity .............................................           8,584,264            8,294,179
                                                                                                   -----------          -----------

                                                                                                   $ 8,819,478            8,791,554
                                                                                                   ===========          ===========

See accompanying notes to consolidated financial statements.

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Earnings

                   Years ended March 31, 1998, 1997 and 1996

                                                                                     1998                1997                1996
                                                                                -----------         -----------         -----------
Revenues ...............................................................        $ 1,285,798           1,219,890           1,293,166
Cost of services .......................................................            559,781             520,677             579,542
                                                                                -----------         -----------         -----------
                  Gross margin .........................................            726,017             699,213             713,624

Selling, general and administrative expenses ...........................          1,199,277           1,280,644           1,349,086
                                                                                -----------         -----------         -----------
                  Operating loss from continuing operations ............           (473,260)           (581,431)           (635,462)

Other income:
    Interest income ....................................................            460,758             417,293             338,517
    Gain on sale of marketable securities ..............................              6,970             285,356             470,652
    Miscellaneous income ...............................................             59,617              46,296              91,227
                                                                                -----------         -----------         -----------
                  Earnings from continuing operations
                     before provision for income taxes .................             54,085             167,514             264,934

Provision for income taxes .............................................             14,000              73,000             108,000
                                                                                -----------         -----------         -----------
                  Net earnings from continuing operations ..............             40,085              94,514             156,934

Discontinued operations (note 2):
    Earnings from operations, net of taxes of
       $151,000 in 1997 and $349,000 in 1996 ...........................               --               271,767             580,704
    Provision for loss on disposal, net of taxes .......................               --               (61,000)               --
                                                                                -----------         -----------         -----------

                  Net earnings .........................................        $    40,085             305,281             737,638
                                                                                ===========         ===========         ===========

Net earnings per share - basic:
    From continuing operations .........................................                .01                 .02                 .04
    From discontinued operations .......................................               --                   .05                 .13
                                                                                -----------         -----------         -----------

Net earnings per share .................................................        $       .01                 .07                 .17
                                                                                ===========         ===========         ===========

Net earnings per share - diluted:
    From continuing operations .........................................                .01                 .02                 .04
    From discontinued operations .......................................               --                   .05                 .13
                                                                                -----------         -----------         -----------

Net earnings per share .................................................        $       .01                 .07                 .17
                                                                                ===========         ===========         ===========

Weighted average shares - basic ........................................          4,223,500           4,147,042           4,250,000
                                                                                ===========         ===========         ===========

Weighted average shares - diluted ......................................          4,302,888           4,151,421           4,251,662
                                                                                ===========         ===========         ===========


See accompanying notes to consolidated financial statements.

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity

                   Years ended March 31, 1998, 1997 and 1996

                                                                    Unrealized
                                      Common stock       Additional   gain on                    Treasury stock           Total
                                ----------------------    paid-in   marketable    Retained   -----------------------   stockholders'
                                   Shares    Par value    capital   securities    earnings     Shares        Amount       equity
                                ----------  ----------  ----------  ----------   ----------  ----------   ----------   ----------
Balance at March 31, 1995 .....  4,250,000  $   42,500   3,267,699     131,243    4,239,278        --     $     --      7,680,720

Reduction in unrealized gain
     gain on marketable
      securities, net of tax ..       --          --          --       (14,088)        --          --           --        (14,088)

Net earnings ..................       --          --          --          --        737,638        --           --        737,638
                                ----------  ----------  ----------  ----------   ----------  ----------   ----------   ----------

Balance at March 31, 1996 .....  4,250,000      42,500   3,267,699     117,155    4,976,916        --           --      8,404,270

Reduction in unrealized gain
     on marketable securities,
     net of tax ...............       --          --          --      (117,155)        --          --           --       (117,155)

Purchase of common stock ......       --          --          --          --           --      (176,500)    (298,217)    (298,217)

Net earnings ..................       --          --          --          --        305,281        --           --        305,281
                                ----------  ----------  ----------  ----------   ----------  ----------   ----------   ----------

Balance at March 31, 1997 .....  4,250,000      42,500   3,267,699        --      5,282,197    (176,500)    (298,217)   8,294,179

Issuance of common stock ......    200,000       2,000     248,000        --           --          --           --        250,000

Net earnings ..................       --          --          --          --         40,085        --           --         40,085
                                ----------  ----------  ----------  ----------   ----------  ----------   ----------   ----------

Balance at March 31, 1998 .....  4,450,000  $   44,500   3,515,699        --      5,322,282    (176,500)  $ (298,217)   8,584,264
                                ==========  ==========  ==========  ==========   ==========  ==========   ==========   ==========


See accompanying notes to consolidated financial statements.

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                   Years ended March 31, 1998, 1997 and 1996

                                                                 1998           1997           1996
                                                             -----------    -----------    -----------
Cash flows from operating activities:
     Net earnings from continuing operations .............   $    40,085         94,514        156,934
     Adjustments to reconcile net earnings to net cash        -----------    -----------    -----------
        provided by (used in) continuing operations:
           Depreciation and amortization .................       100,020        128,647        144,437
           Gain on sale of marketable securities .........        (6,970)      (285,356)      (470,652)
           Deferred income taxes .........................        33,000        (49,000)       (96,000)
           Changes in assets and liabilities:
               Accounts receivable .......................        29,402        (20,238)        (3,714)
               Prepaid expenses ..........................        (3,016)        (3,712)         5,470
               Accounts payable ..........................        21,476          1,027        (22,665)
               Accrued expenses ..........................         6,958          1,340          7,954
               Income taxes payable ......................        (8,274)      (131,699)        39,561
                                                             -----------    -----------    -----------

                  Total adjustments ......................       172,596       (358,991)      (395,609)
                                                             -----------    -----------    -----------

                  Net cash provided by (used in) operating
                     activities of continuing operations .       212,681       (264,477)      (238,675)
                                                             -----------    -----------    -----------

Net cash flows provided by discontinued operations .......        35,453        496,934        746,771
                                                             -----------    -----------    -----------

Cash flows from investing activities:
     Purchases of marketable securities ..................       (14,334)      (118,768)       (26,893)
     Proceeds from sales of marketable securities ........        21,304        591,116      1,269,435
     Capital expenditures, net ...........................       (47,761)          --           (8,768)
                                                             -----------    -----------    -----------

                  Net cash (used in) provided by
                     investing activities ................       (40,791)       472,348      1,233,774
                                                             -----------    -----------    -----------

Cash flows from financing activities:
     Proceeds from issuance of common stock ..............       250,000           --             --
     Purchase of treasury stock ..........................          --         (298,217)          --
                                                             -----------    -----------    -----------
                  Net cash provided by (used in)
                     financing activities ................       250,000       (298,217)          --
                                                             -----------    -----------    -----------

Net increase in cash and cash equivalents ................       457,343        406,588      1,741,870

Cash and cash equivalents -  beginning of year ...........     7,648,617      7,242,029      5,500,159
                                                             -----------    -----------    -----------

Cash and cash equivalents - end of year ..................   $ 8,105,960      7,648,617      7,242,029
                                                             ===========    ===========    ===========

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
        Income taxes $ ...................................        10,672        366,279        514,300
                                                             ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            March 31, 1998 and 1997

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

       (d)    Use of Estimates

              The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in these financial statements. Actual results could differ from those estimates.

       (e)    Cash and Cash Equivalents

              All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.

       (f)    Long-Lived Assets

              Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful lives or the remaining term of the lease.

              The excess of cost over fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over a period of twenty years. Amortization expense amounted to $32,425 in each of the years ended March 31, 1998, 1997 and 1996 and is included in selling, general and administrative expenses in the consolidated statements of earnings.

              The Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicated that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets held and to be used on undiscounted cash flows, and measures the impairment, if any, using discounted cash flows.

                                                                   (Continued)

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

       (g)    Income Taxes

              The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No.109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized based on the temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted tax rates expected to be in effect when such amounts are realized and settled.

       (h)    Earnings per Share

              Statement of Financial Accounting Standards No.128, Earnings per Share, which became effective December 31, 1997, requires presentation of two calculations of earnings per share. Basic earnings per share equals net earnings dividend by weighted average common shares outstanding during the period. Diluted earnings per share equals net earnings divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options were exercised. The Company has restated all prior period amounts to reflect these calculations.

(2)    Discontinued Operations

       In April 1997, the Company sold its hospital bill audit division. As defined in the agreement, the Company is entitled to an ongoing stream of payments based upon the net revenues generated over the period ending April 30, 2000. Management expects that these payments will not be material.

       As at March 31, 1997, the Company's consolidated financial statements were reclassified to account for the sale of the hospital bill audit division as discontinued operations. Accordingly, the net sales, costs and expenses, assets and liabilities, and cash flows associated with the hospital bill audit operations were excluded from the respective captions in the accompanying consolidated balance sheets, statements of earnings and statements of cash flows.

       Revenues of the discontinued operations were $1,846,365 and $3,946,682 for the fiscal years ended March 31, 1997 and 1996, respectively.

       The following summarizes assets and liabilities of the discontinued operations which have been segregated in the accompanying consolidated balance sheets:

                                                          1998          1997
                                                       ---------     ---------
        Current assets - discontinued operations:
           Accounts receivable, net                    $       -       258,116
           Prepaid expenses                                    -        14,755
                                                       ---------     ---------

                                                       $       -       272,871
                                                       =========     =========


                                                                   (Continued)

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                                                          1998          1997
                                                       ---------     ---------

        Non-current assets - discontinued operations:
           Property and equipment, net                 $       -        71,332
                                                       =========     =========

        Current liabilities - discontinued operations:
           Accounts payable                               61,324       266,480
           Accrued expenses                               24,880        96,045
                                                       ---------     ---------

                                                       $  86,204       362,525
                                                       =========     =========

(3)    Acquisition

       On September 14, 1993, the Company acquired all of the outstanding stock of RPM Rehabilitation & Associates, Inc. (RPM). The total acquisition cost amounted to $723,500 (including expenses of $48,500). The purchase price included a cash payment of $675,000 at closing and may include payments up to an additional $675,000, contingent upon the future earnings through September 14, 1998 of RPM as defined in the stock purchase agreement. Through March 1998, no additional consideration has been earned. The excess of cost over fair value of net assets acquired, amounting to approximately $648,500, is being amortized on a straight-line basis over 20 years.

(4)    Property and Equipment

       Property and equipment at March 31, 1998 and 1997 consist of the following:

                                                                  Estimated
                                          1998       1997        useful life
                                          ----       ----        -----------

       Equipment                       $  392,860    276,918       5 years
       Furniture and fixtures             107,418    107,418    5 to 10 years
                                       ----------  ---------
                                          500,278    384,336

       Less accumulated depreciation      406,222    302,875
                                       ----------  ---------

                                       $   94,056     81,461
                                       ==========  =========

       Depreciation expense for the years ended March 31, 1998, 1997 and 1996 amounted to $67,595, $53,157 and $61,735, respectively.


                                                                   (Continued)

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

(5)    Income Taxes

       Income tax expense (benefit) for the years ended March 31, 1998, 1997 and 1996 is comprised of the following:

                                              Year ended March 31,
                                      ------------------------------------
                                        1998          1997          1996
                                      ---------   ----------    ----------
             Current:
                 Federal              $  22,000       75,000       104,900
                 State                   (2,000)       8,000         8,000
                                      ---------   ----------    ----------

                                         20,000       83,000       112,900
                                      ---------   ----------    ----------

             Deferred:
                 Federal                 (6,000)     (10,000)       (4,900)
                                      ---------   ----------    ----------

                                      $  14,000       73,000       108,000
                                      =========   ==========    ==========

       The actual provision for (benefit from) income taxes differed from that which would have resulted when applying the statutory Federal income tax rate as a result of the following items:

                                                                           Year ended March 31,
                                                          ----------------------------------------------------
                                                               1998              1997               1996
                                                          --------------    ---------------    ---------------
       Expected income tax provision (benefit)
           at the statutory Federal tax rate             $ 18,000    34%    $ 57,000    34%    $ 90,000    34%
       State taxes, net of Federal tax benefit             (1,000)   (2)       5,000     3        5,000     2
       Amortization of goodwill                            11,000    20       11,000     7       11,000     4
       Benefit of graduated rates                         (12,000)  (22)           -     -            -     -
       Other, net                                          (2,000)   (4)           -     -        2,000     1
                                                         --------   ----    --------   ----    --------   ----

       Actual income tax provision                       $ 14,000    26%    $ 73,000    44%    $108,000    41%
                                                         ========   ====    ========   ====    ========   ====

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 1998 and 1997 are as follows:

                                                       1998         1997
                                                     -------     --------
          Deferred tax assets:
             Discontinued operations                 $     -       39,000
                                                     =======     ========

          Deferred tax liabilities:
             Depreciation                            $ 2,473        8,473
                                                     =======     ========

(6)    Major Customer

       The Company has one customer who accounted for 77%, 84% and 87% of consolidated revenues for the years ended March 31, 1998, 1997 and 1996, respectively. Services are performed by the Company for this customer under two separate contracts which expire in August 1999. The Company anticipates that these contracts will be renewed.

                                                                   (Continued)

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

(7)    Treasury Stock

       During fiscal 1997, the Company repurchased 176,500 shares of its own common shares through open market transactions at an aggregate cost of $298,217.

(8)    Stock Options

       The Company has three stock option plans, the 1985 Stock Option Plan, the 1991 Stock Option Plan and the 1997 Incentive Stock Option Plan. The 1985 Plan, which provided for the granting of 400,000 stock options of the Company's common stock, expired except as to options outstanding. The 1991 Plan provides for the granting of 400,000 stock options, which may be incentive or non-qualified stock options, to directors and employees.

       During May 1997, the Company adopted the 1997 Incentive Stock Option Plan. The 1997 Plan provides for options to be granted to key employees, officers, directors, independent contractors and consultants of the Company, for the purchase of up to 750,000 shares. The Board of Directors then granted options to purchase 300,000 shares at an exercise price of $1.25 per share, exercisable immediately, to the Chief Executive Officer.

       Under the Plans, options may be granted at prices not less than the fair market value on the date the option is granted. Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. The vesting schedules for the options are from zero to five years.

       Changes in the options outstanding during the fiscal years 1998, 1997 and 1996 are summarized in the following table:

                                                        Weighted
                                                        average
                                             No. of     exercise
                                             shares       price
                                            --------    --------
                 Balance - March 31, 1995    186,000    $   2.57

                 Fiscal 1996:
                     Options granted          22,500        2.00
                     Options terminated       (6,000)       3.50
                                            --------    --------

                 Balance - March 31, 1996    202,500        2.48

                 Fiscal 1997:
                     Options granted          65,000        2.25
                     Options terminated       (3,000)       2.33
                                            --------    --------

                 Balance - March 31, 1997    264,500        2.29

                 Fiscal 1998:
                     Options granted         300,000        1.25
                     Options terminated      (14,000)       3.05
                                            --------    --------

                 Balance - March 31, 1998    550,500    $   1.70
                                            ========    ========

                                                                   (Continued)

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

       The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at March 31, 1998:


                                  Number of options         Weighted average
                              -------------------------       contractual
          Exercise price      Outstanding   Exercisable      life remaining
          --------------      -----------   -----------      --------------

          $ 1.25                300,000        300,000          9 years
            1.82 - 2.25         250,500        218,000          6 years

       The Company has adopted the "disclosure only" provisions of Statement of Financial Accounting Standards (SFAS) No.123, Accounting for Stock-Based Compensation, and will continue to use the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No.25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for the Company's stock option plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 1998, 1997 and 1996 consistent with the provisions of SFAS No.123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                              1998       1997      1996
                                           --------    -------   -------
Net earnings (loss):
   As reported                           $   40,085    305,281   737,638
   Pro forma                               (201,575)   241,458   717,316

Basic net earnings (loss) per share:
   As reported                                  .01        .07       .17
   Pro forma                                   (.05)       .06       .17

Diluted net earnings (loss) per share:
   As reported                                  .01        .07       .17
   Pro forma                                   (.05)       .06       .17


       The weighted average fair value per stock option granted was $.76, $1.39 and $1.69 for those options granted in the fiscal years ended March 31, 1998, 1997 and 1996, respectively. The Company estimated the fair values using the Black-Scholes option pricing model, using the following assumptions:

                                                     1998       1997      1996
                                                     ----       ----      ----
            Expected dividend yield                     -          -         -
            Risk-free interest rate                  6.00%      6.00%     6.00%
            Expected stock price volatility         50.00%     95.00%    95.00%
            Expected option lives (years)            7.5        7.5       7.5

       The pro forma effects on net earnings and net earnings per share for the years ended March 31, 1998, 1997 and 1996 may not be representative of the pro forma effects in future years since compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extend beyond the reported years.

                                                                   (Continued)

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

(9)    Profit Sharing Plan

       The Company sponsors a 401(k) profit sharing plan covering all employees with one or more years of service. Under the plan, participants can contribute up to 12% of their salaries as defined, and the Company is required to match participants' contributions to the extent of 10% of such contributions. Participants are fully vested to the extent of their own salary deferral contributions and become vested in Company contributions over a six-year period in accordance with the terms of the plan. The 401(k) profit sharing plan expense was $6,168, $6,806 and $7,408 for the years ended March 31, 1998, 1997 and 1996, respectively.

(10)   Commitments

       Rental expense under non-cancelable operating leases for office space amounted to $206,154, $189,039 and $211,592 for the years ended March 31, 1998, 1997 and 1996, respectively. Minimum lease payments under non-cancelable operating leases, exclusive of future escalation charges, as of March 31, 1998 are as follows:

                   1999                               $     136,000
                   2000                                     124,000
                   2001                                     126,000
                   2002                                      82,000
                   2003 and thereafter                      113,000
                                                         ----------

                   Total minimum lease payments       $     581,000
                                                         ==========