Form 10-Q
period 1998-06-30
AMERICAN CLAIMS EVALUATION INC
filed 1998-07-31
CIK 774517

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                      or

             { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                        Commission File Number: 0-14807

                       AMERICAN CLAIMS EVALUATION, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                 New York                             11-2601199
     -------------------------------              -------------------
     (State or other jurisdiction of              (IRS Employer
     incorporation or organization)               Identification No.)

        One Jericho Plaza, Jericho  New York             11753
        ---------------------------------------------------------
        (Address of principal executive  offices)      (Zip Code)

                                (516) 938-8000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                Yes    X       No
                                                     ----------    ----------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Common Stock, par value $.01 per share

                 4,273,500 shares outstanding at July 28, 1998

                       AMERICAN CLAIMS EVALUATION, INC.

                                     INDEX




                                                                    Page No.
                                                                    --------
PART I  - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                  Consolidated Balance Sheets as of
                           June 30, 1998 and March 31, 1998             3

                  Consolidated Statements of Operations
                           for the Three Months ended
                           June 30, 1998 and 1997                       4

                  Consolidated Statements of Cash Flows
                           for the Three Months ended
                           June 30, 1998 and 1997                       5

                  Notes to Consolidated Financial Statements            6

Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   7

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                              8

SIGNATURES                                                              9

                         PART I. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                          Consolidated Balance Sheets

                                                               Jun. 30, 1998      Mar. 31, 1998
                                                               -------------      -------------
                                                                (Unaudited)
                                    Assets

Current Assets:
         Cash and cash equivalents                              $ 8,106,954          8,105,960
         Accounts receivable, net                                    84,936             90,478
         Prepaid expenses                                            29,690             27,748
                                                                -----------        -----------
                  Total current assets                            8,221,580          8,224,186

Property and equipment, net                                          79,448             94,056
Excess cost over fair value of net assets acquired, net             493,130            501,236
                                                                -----------        -----------
                                                                $ 8,794,158          8,819,478
                                                                ===========        ===========


                     Liabilities and Stockholders' Equity

Current liabilities:
         Accounts payable                                            63,232             42,775
         Accrued expenses                                           123,286            101,032
         Current liabilities of discontinued operations                   -             86,204
         Income taxes payable                                         5,651              2,730
         Deferred income taxes                                        2,473              2,473
                                                                -----------        -----------
                  Total current liabilities                         194,642            235,214
                                                                -----------        -----------

Stockholders' equity:
         Common stock, $.01 par value;
            authorized 10,000,000 shares;
            4,450,000 shares issued and outstanding                  44,500             44,500
         Additional paid-in capital                               3,515,699          3,515,699
         Retained earnings                                        5,337,534          5,322,282
                                                                -----------        -----------
                                                                  8,897,733          8,882,481
         Less treasury shares, at cost, 176,500 shares             (298,217)          (298,217)
                                                                -----------        -----------
         Total stockholders' equity                               8,599,516          8,584,264
                                                                -----------        -----------
                                                                $ 8,794,158          8,819,478
                                                                ===========        ===========


Note: The balance sheet at March 31, 1998 has been derived from the audited financial statements at that date.

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                     Consolidated Statements of Operations

                                  (Unaudited)

                                                                  Three months ended
                                                        -------------------------------------
                                                        Jun. 30, 1998           Jun. 30, 1997
                                                        -------------           -------------
Revenues                                                 $   301,152                 324,240
Cost of services                                             135,080                 145,749
                                                         -----------             -----------

         Gross margin                                        166,072                 178,491

Selling, general and administrative expenses                 286,364                 333,298
                                                         -----------             -----------

         Operating loss                                     (120,292)               (154,807)

Other income:
         Interest income                                     115,231                 110,660
         Miscellaneous income                                 25,313                   7,331
                                                         -----------             -----------

         Earnings (loss) before provision for
                  (benefit from) income taxes                 20,252                 (36,816)

Provision for (benefit from) income taxes                      5,000                 (10,000)
                                                         -----------             -----------

         Net earnings (loss)                             $    15,252                 (26,816)
                                                         ===========             ===========

Net earnings (loss) per share:
         Basic                                           $       .00                    (.01)
                                                         ===========             ===========
         Diluted                                         $       .00                    (.01)
                                                         ===========             ===========

Weighted average common shares outstanding:
         Basic                                             4,273,500               4,073,500
                                                         ===========             ===========
         Diluted                                           4,366,632               4,073,500
                                                         ===========             ===========

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                                  Three months ended
                                                                       -------------------------------------
                                                                       Jun. 30, 1998           Jun. 30, 1997
                                                                       -------------           -------------
Cash flows from operating activities:
     Net earnings (loss) continuing activities                          $    15,252                 (26,816)
                                                                        -----------             -----------
     Adjustments to reconcile net earnings (loss)
           to net cash provided by operating activities:
     Depreciation and amortization                                           22,714                  29,712
     Changes in assets and liabilities:
         Accounts receivable                                                  5,542                  25,649
         Prepaid expenses                                                    (1,942)                (12,366)
         Prepaid income taxes                                                     -                  (9,668)
         Accounts payable                                                    20,457                  12,456
         Accrued expenses                                                    22,254                  (6,865)
         Income taxes payable                                                 2,921                 (11,004)
                                                                        -----------             -----------
         Total adjustments                                                   71,946                  27,914
                                                                        -----------             -----------
         Net cash provided by operating activities
              of continuing operations                                       87,198                   1,098
                                                                        -----------             -----------

Net cash flows provided by (used in) discontinued operations                (86,204)                 90,632
                                                                        -----------             -----------

Cash flows from investing activities:
         Capital expenditures                                                     -                 (39,463)
                                                                        -----------             -----------

Net increase in cash and cash equivalents                                       994                  52,267

Cash and cash equivalents at beginning of period                          8,105,960               7,648,617
                                                                        -----------             -----------

Cash and cash equivalents at end of period                              $ 8,106,954               7,700,884
                                                                        ===========             ===========

Supplemental Disclosure of Cash Flow Information:
      Income taxes paid                                                 $     2,079                  10,672
                                                                        ===========             ===========

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                                  (Unaudited)


General

The accompanying unaudited financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report to Shareholders for the year ended March 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made to present fairly the financial position, results of operations and cash flows as at and for the periods shown.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings per Share, which requires presentation of two calculations per share. Basic earnings per share equals net earnings divided by weighted average common shares outstanding during the period. Diluted earnings per share equals net earnings divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are assumed to be issued if outstanding stock options were exercised. The Company has restated all prior period amounts to reflect these calculations.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three Months ended June 30, 1998 and 1997

Revenues for the three months ended June 30, 1998 totaled $301,152 as compared with the $324,240 reported for the corresponding period ended June 30, 1997. This represents a decrease of approximately 7.1%. The related cost of services remained relatively consistent at 44.9% as a percentage of related revenues for the three months ended June 30, 1998, as compared to 45.0% of related revenues in the same period last year.

Selling, general and administrative expenses for the quarter ended June 30, 1998 decreased to $286,364 from $333,298 for the three months ended June 30, 1997. Although management is always exploring various alternatives to decrease corporate overhead, it anticipates that certain expenditures related to its search for acquisition candidates will increase.

Liquidity and Capital Resources

At June 30, 1998, the Company had working capital of $8,026,938 as compared to working capital of $7,988,972 at March 31, 1998. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.

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

                  (b)  None.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                 AMERICAN CLAIMS EVALUATION,  INC.



Date:  July 28, 1998             By:     /s/ Gary Gelman
                                     ----------------------------------------
                                        Gary Gelman
                                        Chairman of the Board,
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



Date:  July 28, 1998             By:     /s/ Gary J. Knauer
                                     ----------------------------------------
                                        Gary J. Knauer
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial Officer)