Form 10-Q
period 1998-09-30
AMERICAN CLAIMS EVALUATION INC
filed 1998-10-30
CIK 774517

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      or

             { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                        Commission File Number: 0-14807

                       AMERICAN CLAIMS EVALUATION, INC.
                       --------------------------------
            (Exact name of Registrant as specified in its charter)

              New York                                       11-2601199
    -------------------------------                     -------------------
    (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                      Identification No.)

  One Jericho Plaza, Jericho  New York                   11753
  ---------------------------------------------------------------
  (Address of principal executive  offices)            (Zip Code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                      Yes   X     No
                                                           -------    -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Common Stock, par value $.01 per share

               4,273,500 shares outstanding at October 26, 1998

                       AMERICAN CLAIMS EVALUATION, INC.

                                     INDEX

                                                                      Page No.
                                                                      --------
PART I  - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                  Consolidated Balance Sheets as of
                           September 30, 1998 and March 31, 1998          3

                  Consolidated Statements of Operations
                           for the Six Months and Three Months ended
                           September 30, 1998 and 1997                    4

                  Consolidated Statements of Cash Flows
                           for the Six Months ended
                           September 30, 1998 and 1997                    5

                  Notes to Consolidated Financial Statements              6

Item 2    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     7

PART II - OTHER INFORMATION

Item 6    Exhibit8 and Reports on Form 8-K

SIGNATURES                                                                9

                         PART I. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                          Consolidated Balance Sheets

                                                            Sep.30,1998    Mar.31,1998
                                                            ----------     ----------
                                                            (Unaudited)
                                    Assets

Current Assets:

         Cash and cash equivalents                          $8,161,868      8,105,960
         Accounts receivable, net                               74,205         90,478
         Prepaid expenses                                       20,473         27,748
                                                            ----------     ----------
                  Total current assets                       8,256,546      8,224,186

Property and equipment, net                                     65,101         94,056
Excess cost over fair value of net assets acquired, net        485,024        501,236
                                                            ----------     ----------
                                                            $8,806,671      8,819,478
                                                            ==========     ==========

                     Liabilities and Stockholders' Equity

Current liabilities:

         Accounts payable                                       42,760         42,775
         Accrued expenses                                      125,486        101,032
         Current liabilities of discontinued operations           --           86,204
         Income taxes payable                                   10,651          2,730
         Deferred income taxes                                   2,473          2,473
                                                            ----------     ----------
                  Total current liabilities                    181,370        235,214
                                                            ----------     ----------
Stockholders' equity:

         Common stock, $.01 par value;
                authorized 10,000,000 shares;

                4,450,000 shares issued and outstanding         44,500         44,500
         Additional paid-in capital                          3,515,699      3,515,699
         Retained earnings                                   5,363,319      5,322,282
                                                            ----------     ----------
                                                             8,923,518      8,882,481
         Less treasury shares, at cost, 176,500 shares        (298,217)      (298,217)
                                                            ----------     ----------
         Total stockholders' equity                          8,625,301      8,584,264
                                                            ----------     ----------
                                                            $8,806,671      8,819,478
                                                            ==========     ==========

Note: The balance sheet at March 31, 1998 has been derived from the audited financial statements at that date.

               AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                     Consolidated Statements of Operations

                                  (Unaudited)

                                                       Three months ended               Six months ended
                                                ----------------------------------------------------------------
                                                Sep. 30, 1998    Sep. 30, 1997    Sep. 30, 1998    Sep. 30, 1997
                                                -------------    -------------    -------------    -------------
Revenues                                        $   300,074          331,890          601,226          656,130
Cost of services                                    130,793          146,308          265,873          292,057
                                                -----------      -----------      -----------      -----------

     Gross margin                                   169,281          185,582          335,353          364,073

Selling, general and administrative
     expenses                                       292,285          300,485          578,649          633,783
                                                -----------      -----------      -----------      -----------

     Operating loss                                (123,004)        (114,903)        (243,296)        (269,710)

Other income:
     Interest income                                115,176          115,785          230,407          226,445
     Miscellaneous income                            38,613           10,336           63,926           17,667
                                                -----------      -----------      -----------      -----------
Earnings (loss) before provision for
     (benefit from) income taxes                     30,785           11,218           51,037          (25,598)

Provision for (benefit from) income taxes             5,000            3,000           10,000           (7,000)
                                                -----------      -----------      -----------      -----------

Net earnings (loss)                             $    25,785            8,218           41,037          (18,598)
                                                ===========      ===========      ===========      ===========
Net earnings per share:
     Basic                                      $       .01              .00              .01              .00
                                                ===========      ===========      ===========      ===========
     Diluted                                    $       .01              .00              .01              .00
                                                ===========      ===========      ===========      ===========

Weighted average common
     shares outstanding:
     Basic                                        4,273,500        4,273,500        4,273,500        4,173,500
                                                ===========      ===========      ===========      ===========
     Diluted                                      4,406,490        4,383,559        4,386,561        4,228,529
                                                ===========      ===========      ===========      ===========

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                        Six months ended
                                                                        ----------------
                                                                  Sep.30,1998       Sep.30,1997
                                                                  -----------       -----------
 Cash flows from operating activities:
     Net earnings (loss) from continuing operations               $    41,037           (18,598)
                                                                  -----------       -----------
     Adjustments to reconcile net earnings (loss)
         to net cash provided by operating activities:
     Depreciation and amortization                                     45,167            90,861
     Changes in assets and liabilities:
         Accounts receivable                                           16,273            48,340
         Prepaid expenses                                               7,275               (13)
         Accounts payable                                                 (15)           (6,565)
         Accrued expenses                                              24,454            (4,666)
         Income taxes payable                                           7,921               721
                                                                  -----------       -----------
         Total adjustments                                            101,075           128,678
                                                                  -----------       -----------
         Net cash provided by operating activities
              of continuing operations                                142,112           110,080
                                                                  -----------       -----------

Net cash flows provided by (used in) discontinued operations          (86,204)           81,799
                                                                  -----------       -----------
Cash flows from investing activities:
     Capital expenditures                                                --             (39,463)
                                                                  -----------       -----------
Cash flows from financing activities:
     Proceeds from issuance of common stock                              --             250,000
                                                                  -----------       -----------

Net increase in cash and cash equivalents                              55,908           402,416

Cash and cash equivalents at beginning of period                    8,105,960         7,648,617
                                                                  -----------       -----------

Cash and cash equivalents at end of period                        $ 8,161,868         8,051,033
                                                                  ===========       ===========
Supplemental Disclosure of Cash Flow Information:
      Income taxes paid                                           $     2,079            10,672
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

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Six Months ended September 30, 1998 and 1997

Revenues for the six months ended September 30, 1998 totaled $601,226 as compared with the $656,130 reported for the corresponding period ended September 30, 1997. This represents a decrease of approximately 8.4%. The related cost of services decreased to 44.2% of revenues for the three months ended September 30, 1998, as compared to 44.5% of related revenues in the same period last year.

Selling, general and administrative expenses for the six months ended September 30, 1998 amounted to $578,649, a decrease of $55,134 from the comparable period ended September 30, 1997. Although management has been successful in its efforts to reduce corporate overhead, certain expenditures related to its search for acquisition candidates have increased.

Liquidity and Capital Resources

At September 30, 1998, the Company had working capital of $8,075,176 as compared to working capital of $7,988,972 at March 31, 1997. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.

During the six months ended September 30, 1997, net cash provided by financing activities consisted of $250,000 received from the issuance of common stock.

The Company continues its review of strategic alternatives for maximizing shareholder value. Potential acquisitions will be evaluated based on their merits within its remaining line of business, as well as other fields.

Year 2000

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. Assessment of both Company and client information systems has not been completed, but management expects that there will be no material adverse effects on operations and that future costs to be incurred will not be material. There is no guarantee, however, that all problems will be foreseen and corrected.

                          PART II. OTHER INFORMATION

Item 4 -   Submission of Matters to a Vote of Security Holders

           The Annual Meeting of Shareholders of American Claims Evaluation, Inc. was held on October 6, 1998.

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

                                   AMERICAN CLAIMS EVALUATION, INC.

Date: October 26, 1998             By:     /s/ Gary Gelman
                                      ------------------------------
                                          Gary Gelman
                                          Chairman of the Board,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Date: October 26, 1998             By:     /s/ Gary J. Knauer
                                      -------------------------------
                                          Gary J. Knauer
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer)