Form 10-Q
period 1998-12-31
AMERICAN CLAIMS EVALUATION INC
filed 1999-01-29
CIK 774517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998
                                               ------------------

                                       or

             { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from        to
                                                  ----     ----

                        Commission File Number: 0-14807

                        AMERICAN CLAIMS EVALUATION, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              New York                                    11-2601199
   ------------------------------                      -------------------
   (State or other jurisdiction of                     (IRS Employer
   incorporation or organization)                      Identification No.)

         One Jericho Plaza, Jericho  New York                11753
         -------------------------------------------------------------
         (Address of principal executive  offices)         (Zip Code)

                                 (516) 938-8000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
               -------------------------------------------------
                        (Former name, former address and
               former fiscal year, if changed since last report)

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

                     Common Stock, par value $.01 per share

                4,273,500 shares outstanding at January 20, 1999

                        AMERICAN CLAIMS EVALUATION, INC.

                                     INDEX




                                                                                                     Page No.
                                                                                                     --------
PART I  - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                  Consolidated Balance Sheets as of
                           December 31, 1998 and March 31, 1998                                           3

                  Consolidated Statements of Operations
                           for the Nine Months and Three Months ended
                           December 31, 1998 and 1997                                                     4

                  Consolidated Statements of Cash Flows
                           for the Nine months ended
                           December 31, 1998 and 1997                                                     5

                  Notes to Consolidated Financial Statements                                              6

Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                     7

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                                8

SIGNATURES                                                                                                9


                         PART I. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                          Consolidated Balance Sheets

                                                                                Dec.31,1998             Mar.31,1998
                                                                                -----------             -----------
                                                                                (Unaudited)
                                                      Assets
                                                      ------
Current Assets:
         Cash and cash equivalents                                                $8,186,687             8,105,960
         Accounts receivable, net                                                     92,799                90,478
         Prepaid expenses                                                             18,206                27,748
                                                                                 -----------           -----------
                  Total current assets                                             8,297,692             8,224,186

Property and equipment, net                                                           61,015                94,056
Excess cost over fair value of net assets acquired, net                              476,918               501,236
                                                                                 -----------            ----------
                                                                                  $8,835,625             8,819,478
                                                                                 ===========            ==========

                                       Liabilities and Stockholders' Equity
                                       ------------------------------------
Current liabilities:
         Accounts payable                                                             24,596                42,775
         Accrued expenses                                                            112,053               101,032
         Current liabilities of discontinued operations                                    -                86,204
         Income taxes payable                                                         53,275                 2,730
         Deferred income taxes                                                         2,473                 2,473
                                                                                 -----------            ----------
                  Total current liabilities                                          192,397               235,214
                                                                                 -----------            ----------

Stockholders' equity:
         Common stock, $.01 par value;
                authorized 10,000,000 shares;
                4,450,000 shares issued and outstanding                               44,500                44,500
         Additional paid-in capital                                                3,515,699             3,515,699
         Retained earnings                                                         5,381,246             5,322,282
                                                                                 -----------            ----------
                                                                                   8,941,445             8,882,481
         Less treasury shares, at cost, 176,500 shares                              (298,217)             (298,217)
                                                                                 -----------            ----------
         Total stockholders' equity                                                8,643,228             8,584,264
                                                                                 -----------            ----------
                                                                                  $8,835,625             8,819,478
                                                                                 ===========            ==========





See accompanying notes.

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                     Consolidated Statements of Operations

                                  (Unaudited)

                                                          Three months ended              Nine months ended
                                                 ------------------------------------------------------------------
                                                 Dec. 31, 1998     Dec. 31, 1997    Dec. 31, 1998     Dec. 31, 1997
                                                 -------------     -------------    -------------     -------------
Revenues                                             $281,755           311,974          882,981           968,104
Cost of services                                      124,592           135,267          390,465           427,324
                                                      -------           -------          -------           -------

     Gross margin                                     157,163           176,707          492,516           540,780

Selling, general and administrative
     expenses                                         268,599           300,689          847,248           934,472
                                                      -------           -------          -------           -------

     Operating loss                                  (111,436)         (123,982)        (354,732)         (393,692)

Other income:
     Interest income                                  117,421           119,338          347,828           345,783
     Miscellaneous income                              33,942            21,835           97,868            39,502
                                                     --------          --------         --------          --------

Earnings (loss) before provision for
     (benefit from) income taxes                       39,927            17,191           90,964            (8,407)

Provision for (benefit from) income taxes              22,000             6,000           32,000            (1,000)
                                                    ---------         ---------         --------          --------

Net earnings (loss)                                 $  17,927            11,191           58,964            (7,407)
                                                     ========         =========         ========          ========

Net earnings per share:
     Basic                                          $     .00               .00              .01               .00
                                                     ========         =========         ========          ========
     Diluted                                        $     .00               .00              .01               .00
                                                     ========         =========         ========          ========

Weighted average common shares outstanding:
     Basic                                           4,273,500        4,273,500        4,273,500         4,206,833
                                                     =========        =========        =========         =========
     Diluted                                         4,380,242        4,393,413        4,384,455         4,206,833
                                                     =========        =========        =========         =========








See accompanying notes.

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                                      Nine months ended
                                                                                -------------------------------
                                                                                 Dec.31,1998        Dec.31,1997
                                                                                 -----------        -----------
 Cash flows from operating activities:
     Net earnings (loss) from continuing operations                             $     58,964             (7,407)
                                                                                 -----------        -----------
     Adjustments to reconcile net earnings (loss)
           to net cash provided by operating activities:
     Depreciation and amortization                                                    59,973             77,328
     Loss on disposition of fixed assets                                                  -              48,753
     Deferred income taxes                                                                -              39,000
     Changes in assets and liabilities:
         Accounts receivable                                                          (2,321)            19,485
         Prepaid expenses                                                              9,542             12,482
         Prepaid income taxes                                                              -            (18,270)
         Accounts payable                                                            (18,179)            23,006
         Accrued expenses                                                             11,021              3,193
         Income taxes payable                                                         50,545            (11,004)
                                                                                 -----------         ----------
         Total adjustments                                                           110,581            193,973
                                                                                  ----------         ----------
         Net cash provided by operating activities
              of continuing operations                                               169,545            186,566
                                                                                 -----------         ----------

Net cash flows provided by (used in) discontinued operations                         (86,204)            32,639
                                                                                 -----------         ----------

Cash flows from investing activities:
     Purchase of marketable securities                                                    -             (10,116)
     Proceeds on sales of fixed assets                                                    -              10,182
     Capital expenditures                                                             (2,614)           (42,296)
                                                                                 -----------         ----------
         Net cash used in investing activities                                        (2,614)           (42,230)
                                                                                 -----------         ----------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                                -            250,000
                                                                                 -----------         ----------

Net increase in cash and cash equivalents                                             80,727            426,975
Cash and cash equivalents at beginning of period                                   8,105,960          7,648,617
                                                                                 -----------         ----------

Cash and cash equivalents at end of period                                        $8,186,687          8,075,592
                                                                                 ===========         ==========

Supplemental Disclosure of Cash Flow Information:
      Income taxes paid                                                        $       2,079                  -
                                                                                 ===========         ==========

See accompanying notes.

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                  (Unaudited)


General

The accompanying unaudited consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles for complete financial statements. The balance sheet at March 31, 1998 has been derived from the audited financial statements at that date.

In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made to present fairly the financial position, results of operations and cash flows as of and for the periods shown. For further information, reference should be made to the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission for the year ended March 31, 1998.

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

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Nine Months ended December 31, 1998 and 1997

Revenues for the nine months ended December 31, 1998 totaled $882,981 as compared with the $968,104 reported for the corresponding period ended December 31, 1997. This represents a decrease of approximately 8.8%. The related cost of services remained consistent at 44.2% of revenues for the nine months ended December 31, 1998, as compared to 44.1% of related revenues in the same period last year.

Selling, general and administrative expenses for the nine months ended December 31, 1998 amounted to $847,248, a decrease of $87,224 from the comparable period ended December 31, 1997. Although management has been successful in its efforts to reduce corporate overhead, certain expenditures related to its search for acquisition candidates have increased.

Liquidity and Capital Resources

At December 31, 1998, the Company had working capital of $8,105,295 as compared to working capital of $7,988,972 at March 31, 1998. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.

During the nine months ended December 31, 1997, net cash provided by financing activities consisted of $250,000 received from the issuance of common stock.

The Company continues its review of strategic alternatives for maximizing shareholder value. Potential acquisitions will be evaluated based on their merits within its remaining line of business, as well as other fields.

Year 2000

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date- sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. Assessment of both Company and client information systems has not been completed, but management expects that there will be no material adverse effects on operations and that future costs to be incurred will not be material. The Company's most likely potential risk is the temporary inability of its vocational rehabilitation clients to provide case referrals and payments on a timely basis. There is no guarantee, however, that all problems will be foreseen and corrected.

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


                                  AMERICAN CLAIMS EVALUATION,  INC.



Date:  January 26, 1999           By:     /s/ Gary Gelman
                                      ----------------------------------------
                                         Gary Gelman
                                         Chairman of the Board,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Date:  January 26, 1999           By:     /s/ Gary J. Knauer
                                      ----------------------------------------
                                         Gary J. Knauer
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer)