Form 10-K405
period 1999-03-31
AMERICAN CLAIMS EVALUATION INC
filed 1999-06-30
CIK 774517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended March 31, 1999

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        For the transition period from to

                         Commission File Number 0-14807

                        AMERICAN CLAIMS EVALUATION, INC.
             (Exact name of registrant as specified in its charter)


               New York                                  11-2601199
    -------------------------------                      -------------
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

As of June 9, 1999, the aggregate market value of the Registrant's voting stock held by non-affiliates was $3,142,106. For purposes of this calculation, shares of Common Stock held by directors, officers and stockholders whose ownership exceeds five percent of the Common Stock outstanding at June 9, 1999 were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control of the Registrant.

As of June 9, 1999, there were 4,273,500 shares of the Registrant's $.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The exhibits to the Company's Annual Report to its shareholders on Form 10-K for the year ended March 31, 1989 and the exhibits to the Company's Registration Statement on Form S-18 (File No. 2-99625-NY) and exhibits to the Company's Reports on Form 8-K dated September 14, 1993 and April 21, 1997 are hereby incorporated by reference.





















TOTAL PAGES IN THIS REPORT:  16                         EXHIBIT INDEX:  PAGE 14

                            [Cover page 2 of 2 pages]

                                     PART I
                                     ------

Item 1.  Business
-----------------

American Claims Evaluation, Inc. (the "Company") was incorporated in the State of New York and commenced operations in April 1982. The Company provides a full range of vocational rehabilitation and disability management services through its wholly owned subsidiary, RPM Rehabilitation & Associates, Inc.

Through April 1997, the Company was also in the business of verifying the accuracy of hospital bills submitted for payment to its clients. During the preceding years, the hospital bill audit ("HBA") industry as a whole suffered a decline in demand for its services. The Company experienced decreasing revenue and shrinking gross margins throughout this period. Management determined that the HBA division would no longer be able to sustain operating earnings and opted to sell the HBA division to one of its competitors. Accordingly, the HBA division was reflected as a discontinued operation at March 31, 1997 and, unless otherwise indicated, all of the information contained in this Item has been restated to delete data applicable to the HBA division. As defined in the agreement, the Company receives payments based upon net revenues generated throughout the period ending April 30, 2000. The total realized value of these payments will not be material.

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

RPM is currently approved as a "preferred provider" of vocational rehabilitation services to the Washington State Department of Labor & Industries ("L&I") under two separate contracts, which expire in August 1999. For the year ended March 31, 1999, the L&I contracts accounted for 69% of total revenues. Although RPM has successfully renewed its contracts with L&I since its inception in 1986, there can be no assurances that these contracts will continue to be renewed in future periods.

During the period from March 1999 through May 1999, RPM experienced a substantial decrease in new case referrals received from L&I. Under a new performance-based vocational referral program ("the referral program"), RPM's performance rating was deemed to be below L&I's required rating to receive new case referrals. The implementation and criteria used in the referral program are currently the subject of considerable debate and potential litigation amongst numerous vocational rehabilitation providers and L&I. Although updated ratings were released by L&I in May 1999, which reported a qualifying rating for RPM, it cannot be predicted whether or not RPM will continue to receive a favorable rating under the referral program as it currently exists. If the referral program is not modified or eliminated and RPM receives an unfavorable rating and/or if the Company=s contracts with L&I are not renewed in August 1999, it would have a material adverse effect on the consolidated results of operations.


Marketing and Advertising
-------------------------

The President and the President of RPM are responsible for the Company's sales and marketing program. In addition to direct contact with leading health care payers, the Company advertises its services in trade magazines and exhibits at conventions and trade association meetings.


Competition
-----------

The vocational rehabilitation field is highly competitive. The Company competes with a number of businesses that provide the same services. Many of these competitors have a longer operating history, greater financial resources, and provide other services to the insurance companies that the Company does not provide.

Principal competitors in vocational rehabilitation include national firms, such as Concentra Managed Care, Inc. and Crawford & Company, as well as many regional firms. Quality of service, high caliber consultants, proper pricing and range of services offered are the principal factors that will enable the Company to compete effectively.


Employees
---------

As of March 31, 1999, the Company had twenty-one full-time employees and one part-time employee. Of these full-time employees, three were in management, twelve were vocational rehabilitation consultants and six were in administration.


Item 2.  Properties
-------------------

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

Item 3.  Legal Proceedings
--------------------------

(a)      The Company is not engaged in any material litigation.
(b)      Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the year ended March 31, 1999.



                                     PART II
                                     -------

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters
--------------------------------------------------------------------------

The Company's common shares (the "Shares") trade on the Nasdaq SmallCap Market under the symbol "AMCE." .

The following table sets forth the range of high and low sales prices for the Company's Shares for each quarter during the period April 1, 1997 through March 31, 1999:

                                                High              Low
                                                ----              ---
         Fiscal 1998:
           4/01/97 -   6/30/97                  1  7/16           1   3/16
           7/01/97 -   9/30/97                  2   1/2           1   3/16
         10/01/97 - 12/31/97                    2 13/32            1   3/8
           1/01/98 -   3/31/98                  1 15/16            1   5/8
         Fiscal 1999:
           4/01/98 -   6/30/98                  2   5/8            1   3/8
           7/01/98 -   9/30/98                  2 11/16            1   7/8
         10/01/98 - 12/31/98                    2   1/8            1   5/8
           1/01/99 -   3/31/99                  2   1/4            1 11/16

The number of holders of the Company's Shares was approximately 582 on March 31, 1999, computed by the number of record holders, inclusive of holders for whom Shares are being held in the name of brokerage houses and clearing agencies.

The Company has never paid a cash dividend and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, for use in its business.

Item 6.  Selected Financial Data
--------------------------------

The following table sets forth certain selected financial data with respect to the Company for each of the years in the five year period ended March 31, 1999. The information set forth below should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein.


                                                                    Year Ended March, 31
                                            ------------------------------------------------------------------------
                                               1999           1998            1997           1996          1995
                                               ----           ----            ----           ----          -----
Summary Earnings Data (1):

Revenues                                    $ 1,169,436    $ 1,285,798    $ 1,219,890    $ 1,293,166    $ 1,304,212

Operating loss from
      continuing operations                    (475,224)      (473,260)      (581,431)      (635,462)      (840,886)

Earnings (loss)  from continuing
      operations before provision
      for (benefit from) income
      taxes                                      92,924         54,085        167,514        264,934       (422,285)

Net earnings (loss) from
      continuing operations                      59,924         40,085         94,514        156,934       (287,285)

Discontinued operations (2)                          --             --        210,767        580,704        351,782

Net earnings                                     59,924         40,085        305,281        737,638         64,497

Net earnings per share - basic
      Continuing operations                 $       .01    $       .01    $       .02    $       .04    $      (.07)
      Discontinued operations                        --    $        --    $       .05    $       .13    $       .09

      Net earnings per share - basic        $       .01    $       .01    $       .07    $       .17    $       .02

Net earnings per share - diluted
      Continuing operations                 $       .01    $       .01    $       .02    $       .04    $      (.07)
      Discontinued operations                        --    $        --    $       .05    $       .13    $       .09

      Net earnings per share - diluted      $       .01    $       .01    $       .07    $       .17    $       .02

Weighted average shares:
      Basic                                   4,273,500      4,223,500      4,147,042      4,250,000      4,250,000
      Diluted                                 4,384,877      4,302,888      4,151,421      4,251,662      4,256,072


                                                                           March, 31
                                            ------------------------------------------------------------------------
                                               1999           1998            1997           1996          1995
                                               ----           ----            ----           ----          -----
Balance Sheet Data:
Working capital                             $ 8,120,621    $ 7,988,972    $ 7,607,725    $ 7,569,169    $ 5,550,420
Total assets                                  8,842,886      8,819,478      8,791,554      9,266,786      8,567,184
Stockholders' equity                          8,644,188      8,584,264      8,294,179      8,404,270      7,680,720


---------------
   (1) There were no cash dividends paid per Common Share during this period.

   (2) See note (2) to the consolidated financial statements in this Annual Report on Form 10-K

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------------------------------------------------------------------------


Summary of Operations - Fiscal years ended March 31, 1998, 1997 and 1996
------------------------------------------------------------------------

For the fiscal year ended March 31, 1999 ("Fiscal 1999"), revenue from vocational rehabilitation services totaled $1,169,436, a decrease of 9.0% from the $1,285,798 reported for the fiscal year ended March 31, 1998 ("Fiscal 1998"). Revenue for Fiscal 1998 had experienced a 5.4% increase from the $1,219,890 generated in the fiscal year ended March 31, 1997 ("Fiscal 1997").

During Fiscal 1999, approximately 69% of total revenues were generated providing vocational rehabilitation services to the Washington State Department of Labor & Industries ("L&I"). Beginning in March 1999 and through May 1999, RPM experienced a substantial decrease in new case referrals received from L&I. Under a new performance-based vocational referral program ("the referral program"), RPM's performance rating was deemed to be below L&I's required rating to receive new case referrals. The implementation and criteria used in the referral program are currently the subject of considerable debate and potential litigation amongst numerous vocational rehabilitation providers and L&I. Although updated ratings were released by L&I in May 1999, which reported a qualifying rating for RPM, it cannot be predicted whether or not RPM will continue to receive a favorable rating under the referral program as it currently exists. If the referral program is not modified or eliminated and RPM should receive an unfavorable rating and/or if the Company's contracts with L&I are not renewed in August 1999, there would be a material adverse effect on the consolidated results of operation. Management assesses the unamortized goodwill for potential impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such goodwill totaled $468,811 at March 31, 1999.

The cost of vocational rehabilitation services was 43.7% of revenues for Fiscal 1999 as compared to 43.5% of revenues for Fiscal 1998. During Fiscal 1997, the cost of vocational rehabilitation services was 42.7% of related revenues.

Selling, general and administrative expenses were $1,133,580, $1,199,277, and $1,280,644 in Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively. It is anticipated that certain expenditures related to the Company's search for acquisition candidates will increase.

Interest income decreased slightly to $452,181 during Fiscal 1999, as compared to interest income of $460,758 and $417,293 for Fiscal 1998 and Fiscal 1997, respectively. During Fiscal 1998, and 1997, the Company realized gains on the sales of marketable securities of $6,970 and $285,356, respectively. Miscellaneous income, including commission payments received based upon the net revenues of its sold hospital bill audit division, amounted to $115,967 in Fiscal 1999, as compared with ancillary revenues of $59,617 for Fiscal 1998 and $46,296 for Fiscal 1997.


Liquidity and Capital Resources
-------------------------------

The Company's primary source of cash is internally generated funds. At March 31, 1999, the Company had working capital of $8,120,621 as compared to working capital of $7,988,972 at March 31, 1998.

For Fiscal 1999, net cash provided by operating activities of continuing operations was $192,779. The primary sources of cash were net earnings from continuing operations of $59,924 and a $48,045 increase in income tax payable.

The Company continues its review of strategic alternatives for maximizing shareholder value. Potential acquisitions will be evaluated based on their merits within its current line of business, as well as other fields. Management believes that the Company has sufficient cash resources and working capital to meet its capital resource requirements for the foreseeable future.


Year 2000 Computer Systems Compliance
-------------------------------------

This issue affects computer systems that have time-sensitive programs that may not properly recognize the Year 2000. Such programs may interpret the Year 2000 to mean some other year or not interpret it at all. If not corrected, those programs could cause date-related transaction failures.

Assessment of both Company and client information systems is ongoing. The Company believes that with minor modifications to existing operating systems, the Year 2000 issue will not pose significant operational problems for its computer systems. Communications are in progress with all significant clients and vendors to determine the extent to which the Company's systems are vulnerable to such third parties' failure to remediate their own Year 2000 issues. The Company can provide no assurance that such clients and vendors will complete their respective Year 2000 solutions in time for the Company to fully test interfaces with them. Although the Company does not have a formal Year 2000 contingency plan, it will be responding to any disruption in service from a Year 2000 compliance problem in its systems and software or in a client's or vendor's system. There is no assurance, however, that the Company will be able to remedy any disruption in service, in particular any disruption from a client's or vendor's failure to be Year 2000 compliant.

Based on current plans and efforts to date, management expects that there will be no material adverse effect on operations and the associated costs to be incurred are not considered to be material. There is no guarantee, however, that all problems will be foreseen and corrected. In the event that the Company was unable to complete any portion of its Year 2000 plans, the Company could be unable to receive new case referrals, invoice clients and collect payments electronically.


Safe Harbor Statement under the Private Securities Litigation Act
-----------------------------------------------------------------

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


Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

None.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

The financial statements and supplementary data required by this Item are set forth at the pages indicated in Item 14(a)(1).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

None.


                                    PART III
                                    --------


Item 10. Directors and Executive Officers of the Company
--------------------------------------------------------

The executive officers and directors of the Company are as follows:

         Name                        Age         Position
         ----                        ---         --------
         Gary Gelman                 52          Chairman of the Board,
                                                 President and
                                                 Chief Executive Officer

         Gary J. Knauer              39          Chief Financial Officer,
                                                 Treasurer and Secretary

         Edward M. Elkin, M.D.       60          Director

         Peter Gutmann               70          Director

Gary Gelman, the founder of the Company, has been Chairman of the Board since July 1, 1985, and President, Chief Executive Officer and a director since inception. Mr. Gelman served as Treasurer from inception to October 1991. Since 1973, Mr. Gelman has also been Chief Executive Officer and a principal of American Para Professional Systems, Inc., which provides nurses who perform physical examinations of applicants for life and/or health insurance for insurance companies. He received a B.A. Degree from Queens College. Since 1996, Mr. Gelman has been Chairman of the Board of Directors for Misonix, Inc., a publicly traded company engaged in the design, development and manufacturing of ultrasonic devices including medical instruments.

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


Item 11.  Executive Compensation
--------------------------------

The following table sets forth all plan and non-plan compensation awarded to, earned or paid to the Company's Chief Executive Officer for each of the Company's last three fiscal years. No other executive officer had total annual salary and bonus which exceeded $100,000 during the Company's fiscal year ended March 31, 1999.



                           SUMMARY COMPENSATION TABLE

                                                                           Long-Term
                                                                          Compensation
                                        Annual Compensation                  Awards
                                -------------------------------------        ------
Name and                                                Other Annual                      All Other
Principal           Fiscal        Salary     Bonus      Compensation         Options     Compensation
Position             Year           ($)         ($)       ($) (1)              (#)           ($)
-----------         ------      ----------   -------    ------------         -------     ------------
Gary Gelman          1999        $244,311       -             -                -               -
 Chairman,           1998         278,498       -             -                -               -
 President           1997         397,772       -             -                -               -
 and CEO


(1) The aggregate amount of all perquisites and other personal benefits paid to the Chief Executive Officer is not greater than either $50,000 or 10% of the total annual salary and bonus reported.


Compensation Plans

The following describes plans adopted by the Company pursuant to which cash or non-cash compensation was paid or distributed during the years ended March 31, 1999, 1998 and 1997 or pursuant to which such compensation may be distributed in the future, to the Chief Executive Officer.

401(k) Profit Sharing Plan
--------------------------

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

Stock Option Plans
------------------

In July 1985, the Company's Board of Directors adopted the 1985 Stock Option Plan (the "1985 Plan"). The 1985 Plan has expired, except as to options outstanding, and no additional options may be granted. The 1985 Plan provided for the issuance of up to 400,000 Shares to full-time employees and directors of the Company. Incentive stock options were granted at the fair market value of the Company's Shares at the date of grant. The option terms were determined by the Board of Directors, but no options were granted with a term of more than ten years. The options are not transferable and not exercisable while any previously granted incentive stock options under the 1985 Plan are outstanding, and are exercisable only while the optionee is associated with the Company and for three months thereafter, with certain exceptions.

In March 1991, the Board of Directors adopted the Company's 1991 Stock Option Plan (the "1991 Plan") and in October 1991, the shareholders of the Company ratified, approved and adopted the 1991 Plan. Under the 1991 Plan, a total of 400,000 Shares are reserved for issuance to employees, including directors and officers who may not be salaried employees.

Both incentive and nonstatutory stock options may be granted under the 1991 Plan, at a price to be determined by the option committee, provided, however, that incentive stock options must be granted at an exercise price not less than the fair market value of the Shares on the date of the grant. Such exercise price may be payable in cash or by a combination of cash or Shares with the approval of the committee which administers the 1991 Plan. The term of any option may not exceed ten years from the date of grant. Conditions of the exercise of options are fixed by a committee appointed by the Board of Directors, consisting of not less than two nor more than five persons.

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

On May 7, 1997, the Board of Directors adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") covering 750,000 Shares reserved for issuance. The shareholders of the Company ratified and approved the 1997 Plan in September 1997. Under the 1997 Plan, either incentive stock options or nonstatutory options may be granted as an incentive to key employees (including directors and officers who are key employees), non-employee directors, independent contractors and consultants of the Company and to offer an additional inducement in obtaining the services of such individuals.

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

On June 23, 1998, the Board of Directors granted options to purchase 20,000 Shares under the 1997 Plan at an exercise price of $2.25 to an executive officer.

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


                     Aggregated Option/SAR Exercises in 1999
                     ---------------------------------------
                          and FY-End Option/SAR Values
                          ----------------------------

The following table summarizes the number and dollar value of unexercised stock options at March 31, 1999 for the Chief Executive Officer.

                                                                                                 Value of
                                                                                Number of        Unexercised
                                                                                Options at       Options at
                                                                  Value         FY-End (#)       FY-End ($)(1)
                                            Shares Acquired     Realized        Exercisable/     Exercisable/
Name                                        on Exercise(#)        ($)           Unexercisable    Unexercisable
-----------------------------------         ---------------   ------------      -------------    -------------
Gary Gelman,                                       -               -              400,000/-        $150,000/-
  Chairman of the Board,
  President and CEO

(1) The closing price of the Company's Shares on March 31, 1999 as reported by the NASDAQ National Market System was $1.75 per Share.


Employment Agreements
---------------------

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

Director Compensation
---------------------

The Company's policy is to pay its non-employee directors a uniform fee of $400 for each Board of Director's meeting and/or Audit Committee meeting attended in person.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The following table and notes thereto sets forth information regarding the beneficial ownership of the Company's Shares as of June 4, 1999 by (i) each person known by the Company to be the beneficial owner of more than 5% of such voting security, (ii) each director of the Company and (iii) all officers and directors of the Company as a group. The percentages have been calculated by taking into account all Shares owned on the record date as well as all such Shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated all persons listed below have sole voting and sole investment power over the Shares owned.

                                    Amount and Nature
Name and Address                       of Beneficial         Percent of Voting
of Beneficial Owner                  Ownership (1) (4)          Securities (1)
-------------------                --------------------      -----------------

Gary Gelman (2)                          2,696,400 (3)              56.1%
Peter Gutmann (2)                           80,000 (3)               1.7%
Edward M. Elkin, M.D. (2)                   60,200                   1.3%
Gary J. Knauer (2)                          56,500                   1.2%
D.H. Blair Investment Corp.                423,824 (5)               8.8%
All officers and directors
   as a group (four persons)             2,893,100                  60.2%

----------
(1) Based on a total of 4,273,500 Shares issued and outstanding, 530,500 Shares issuable upon the exercise of presently exercisable stock options by persons described in the preceding table.

(2)   Address is c/o the Company, One Jericho Plaza, Jericho, N.Y. 11753

(3) Includes 10,000 Shares and 4,000 Shares owned, respectively by the wives of Messrs. Gelman and Gutmann, as to which beneficial ownership is disclaimed by the respective reporting person.

(4) Includes the presently exercisable portions of outstanding stock options (aggregating 530,500 Shares) which, in the case of Messrs. Gelman, Gutmann, Elkin, and Knauer are 400,000, 34,000, 40,000, and 56,500 Shares, respectively.

(5) These Shares are owned of record by D.H. Blair Investment Banking Corp., whose address is 44 Wall Street, New York, New York ("Blair Investment") (385,824 Shares), by Mr. J. Morton Davis' wife (16,200 Shares) and by Rivkalex Corporation, a private corporation controlled by Mr. Davis's wife (21,800 Shares). Mr. Davis has reported Blair Investment's Shares as being beneficially owned by himself but has disclaimed ownership of the 21,800 Shares and 16,200 Shares described in this table owned by Rivkalex Corporation and by Mr. Davis's wife, respectively.


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

None.

                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K
--------------------------------------------------------------------------

(a)     Documents filed as part of this report:

        1.    Financial Statements:
              --------------------

              Independent Auditors' Report

              Consolidated Balance Sheets as of March 31, 1999 and 1998

              Consolidated Statements of Earnings for the Three Year Period ended March 31, 1999

              Consolidated Statements of Stockholders' Equity for the Three Year Period ended March 31, 1999

              Consolidated Statements of Cash Flows for the Three Year Period ended March 31, 1999

              Notes to Consolidated Financial Statements

              Financial Statement Schedules
              -----------------------------

              Financial statement schedules have been omitted because the required information is inapplicable or because the information is presented in the financial statements or related notes.

        2.    23     Consent of Independent Auditors

              27     Financial Data Schedule

        3.    Exhibits and Index:
              -------------------

        The following were filed as exhibits to the Company's Annual Report on Form 10-K for its year ended March 31, 1998 and are incorporated by reference herein:

        1. Tenth Amendment dated May 1997 to Employment Agreement between the Company and Gary Gelman.

        2. Lease Extension and Modification Agreement dated February 24, 1998 between Chasco Company as landlord and the Company as tenant with respect to the premises at One Jericho Plaza, Jericho, New York.

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

(b) Reports on Form 8-K:

        There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AMERICAN CLAIMS EVALUATION, INC.




                                         By: /s/ Gary Gelman
                                             --------------------------------
                                             Gary Gelman
                                             Chairman of the Board, President
                                             and Chief Executive Officer


DATE:   June 23, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURES                         TITLE                             DATE
----------                         -----                             ----

 /s/ Gary Gelman             Chairman of the Board,               June 23, 1999
-------------------------    President and Chief
Gary Gelman                  Executive Officer
                             (Principal Executive Officer)


 /s/ Gary J. Knauer          Chief Financial Officer,             June 23, 1999
-------------------------    Treasurer (Principal Financial
Gary J. Knauer               Officer) and Secretary


 /s/ Edward M. Elkin         Director                             June 23, 1999
-------------------------
Edward M. Elkin, M.D.


 /s/ Peter Gutmann           Director                             June 23, 1999
-------------------------
Peter Gutmann

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                                Table of Contents


                                                                                            Page

Independent Auditors' Report                                                                  1

Consolidated Financial Statements:
    Consolidated Balance Sheets as of March 31, 1999 and 1998                                 2
    Consolidated Statements of Earnings for the years ended
       March 31, 1999, 1998 and 1997                                                          3
    Consolidated Statements of Stockholders' Equity for the years ended
       March 31, 1999, 1998 and 1997                                                          4
    Consolidated Statements of Cash Flows for the years ended
       March 31, 1999, 1998 and 1997                                                          6
    Notes to Consolidated Financial Statements                                                7


Financial statement schedules have been omitted as the required information is inapplicable or the information is presented in the related notes to the consolidated financial statements.

[KPMG Letterhead]







                          Independent Auditors' Report



The Board of Directors
American Claims Evaluation, Inc.:


We have audited the accompanying consolidated balance sheets of American Claims Evaluation, Inc. and subsidiary as of March 31, 1999 and 1998 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Claims Evaluation, Inc. and subsidiary, as of March 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





                                   /s/ KPMG LLP
                                   ---------------------------
                                   KPMG LLP



Melville, New York
June 7, 1999

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                          Consolidated Balance Sheets

                            March 31, 1999 and 1998



                   Assets                                                     1999                    1998
                                                                        ---------------          --------------
    Cash and cash equivalents                                           $    8,209,421              8,105,960
    Accounts receivable (net of allowance for doubtful
       accounts of $1,000 in 1999 and 1998)                                     88,991                 90,478
    Prepaid expenses                                                            19,380                 27,748
    Deferred income taxes                                                        1,527                      -
                                                                          -------------          -------------
                  Total current assets                                       8,319,319              8,224,186

Property and equipment, net                                                     54,756                 94,056
Excess cost over fair value of net assets acquired, net of
    accumulated amortization of $179,689 and $147,264
    in 1999 and 1998, respectively                                             468,811                501,236
                                                                          -------------          -------------
                                                                        $    8,842,886              8,819,478
                                                                          =============          =============

                     Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                    $       50,122                 42,775
    Accrued expenses                                                            97,801                101,032
    Current liabilities of discontinued operations                                   -                 86,204
    Income taxes payable                                                        50,775                  2,730
    Deferred income taxes                                                            -                  2,473
                                                                          -------------          -------------
                  Total current liabilities                                    198,698                235,214
                                                                          -------------          -------------
Commitments

Stockholders' equity:
    Common stock, $.01 par value -10,000,000 shares
       authorized; 4,450,000 shares issued; 4,273,500
       shares outstanding                                                       44,500                 44,500
    Additional paid-in capital                                               3,515,699              3,515,699
    Retained earnings                                                        5,382,206              5,322,282
                                                                          -------------          -------------
                                                                             8,942,405              8,882,481

Treasury shares, at cost, 176,500 shares                                      (298,217)              (298,217)
                                                                          -------------          -------------
                  Total stockholders' equity                                 8,644,188              8,584,264
                                                                          -------------          -------------
                                                                        $    8,842,886              8,819,478
                                                                          =============          =============


See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                       Consolidated Statements of Earnings

                    Years ended March 31, 1999, 1998 and 1997



                                                                   1999              1998                 1997
                                                                -------------       -----------       -----------
Revenues                                                        $  1,169,436         1,285,798         1,219,890
Cost of services                                                     511,080           559,781           520,677
                                                                  -----------       -----------       -----------
                  Gross margin                                       658,356           726,017           699,213

Selling, general and administrative expenses                       1,133,580         1,199,277         1,280,644
                                                                  -----------       -----------       -----------
                  Operating loss from continuing operations         (475,224)         (473,260)         (581,431)

Other income:
    Interest income                                                  452,181           460,758           417,293
    Gain on sale of marketable securities                                  -             6,970           285,356
    Miscellaneous income                                             115,967            59,617            46,296
                                                                  -----------       -----------       -----------
                  Earnings from continuing operations
                     before provision for income taxes                92,924            54,085           167,514

Provision for income taxes                                            33,000            14,000            73,000
                                                                  -----------       -----------       -----------
                  Net earnings from continuing
                     operations                                       59,924            40,085            94,514

Discontinued operations (note 2):
    Earnings from operations, net of taxes of $151,000                     -                 -           271,767
    Provision for loss on disposal, net of taxes                           -                 -           (61,000)
                                                                  -----------       -----------       -----------
                  Net earnings                                  $     59,924            40,085           305,281
                                                                  ===========       ===========       ===========
Net earnings per share - basic:
    From continuing operations                                          0.01              0.01              0.02
    From discontinued operations                                           -                 -              0.05
                                                                  -----------       -----------       -----------
Net earnings per share                                          $       0.01              0.01              0.07
                                                                  ===========       ===========       ===========
Net earnings per share - diluted:
    From continuing operations                                          0.01              0.01              0.02
    From discontinued operations                                           -                 -              0.05
                                                                  -----------       -----------       -----------
Net earnings per share                                          $       0.01              0.01              0.07
                                                                  ===========       ===========       ===========
Weighted average shares - basic                                    4,273,500         4,223,500         4,147,042
                                                                  ===========       ===========       ===========
Weighted average shares - diluted                                  4,384,877         4,302,888         4,151,421
                                                                  ===========       ===========       ===========


See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                    Years ended March 31, 1999, 1998 and 1997



                                                                                                        Unrealized
                                                      Common stock                   Additional           gain on
                                              -------------------------------          paid-in           marketable
                                                 Shares            Par value           capital           securities
                                              -------------      ------------       ------------       -------------
Balance at March 31, 1996                        4,250,000       $    42,500          3,267,699             117,155

Reduction in unrealized gain on
    marketable securities                                -                 -                  -            (117,155)

Purchase of common stock                                 -                 -                  -                   -

Net earnings                                             -                 -                  -                   -
                                              -------------      ------------       ------------       -------------

Balance at March 31, 1997                        4,250,000            42,500          3,267,699                   -

Issuance of common stock                           200,000             2,000            248,000                   -

Net earnings                                             -                 -                  -                   -
                                              -------------      ------------       ------------       -------------

Balance at March 31, 1998                        4,450,000            44,500          3,515,699                   -

Net earnings                                             -                 -                  -                   -
                                              -------------      ------------       ------------       -------------

Balance at March 31, 1999                        4,450,000       $    44,500          3,515,699                   -
                                              =============      ============       ============       =============



                                                                       Treasury stock                Total
                                               Retained         --------------------------       stockholders'
                                               earnings           Shares         Amount             equity
                                             ------------       ---------      -----------       ------------
Balance at March 31, 1996                      4,976,916               -       $        -          8,404,270

Reduction in unrealized gain on
    marketable securities                              -               -                -           (117,155)

Purchase of common stock                               -         176,500         (298,217)          (298,217)

Net earnings                                     305,281               -                -            305,281
                                             ------------       ---------      -----------       ------------

Balance at March 31, 1997                      5,282,197         176,500         (298,217)         8,294,179

Issuance of common stock                               -               -                -            250,000

Net earnings                                      40,085               -                -             40,085
                                             ------------       ---------      -----------       ------------

Balance at March 31, 1998                      5,322,282         176,500         (298,217)         8,584,264

Net earnings                                      59,924               -                -             59,924
                                             ------------       ---------      -----------       ------------

Balance at March 31, 1999                      5,382,206         176,500       $ (298,217)         8,644,188
                                             ============       =========      ===========       ============


See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                    Years ended March 31, 1999, 1998 and 1997



                                                                          1999              1998             1997
                                                                      ------------      -----------      -----------
Cash flows from operating activities:
    Net earnings from continuing operations                           $     59,924           40,085           94,514
                                                                      ------------      -----------      -----------
    Adjustments to reconcile net earnings to net cash
      provided by (used in) continuing operations:
         Depreciation and amortization                                      74,339          100,020          128,647
         Gain on sale of marketable securities                                   -           (6,970)        (285,356)
         Deferred income taxes                                              (4,000)          33,000          (49,000)
         Changes in assets and liabilities:
            Accounts receivable                                              1,487           29,402          (20,238)
            Prepaid expenses                                                 8,368           (3,016)          (3,712)
            Accounts payable                                                 7,347           21,476            1,027
            Accrued expenses                                                (3,231)           6,958            1,340
            Income taxes payable                                            48,045           (8,274)        (131,699)
                                                                      ------------      -----------      -----------
                   Total adjustments                                       132,355          172,596         (358,991)
                                                                      ------------      -----------      -----------
                   Net cash provided by (used in) operating
                      activities of continuing operations                  192,279          212,681         (264,477)
                                                                      ------------      -----------      -----------
Net cash flows provided by (used in) discontinued
    operations                                                             (86,204)          35,453          496,934
                                                                      ------------      -----------      -----------
Cash flows from investing activities:
    Purchases of marketable securities                                           -          (14,334)        (118,768)
    Proceeds from sales of marketable securities                                 -           21,304          591,116
    Capital expenditures, net                                               (2,614)         (47,761)               -
                                                                      ------------      -----------      -----------
                   Net cash (used in) provided by
                      investing activities                                  (2,614)         (40,791)         472,348
                                                                      ------------      -----------      -----------
Cash flows from financing activities:
    Proceeds from issuance of common stock                                       -          250,000                -
    Purchase of treasury stock                                                   -                -         (298,217)
                                                                      ------------      -----------      -----------
                   Net cash provided by (used in)
                      financing activities                                       -          250,000         (298,217)
                                                                      ------------      -----------      -----------
Net increase in cash and cash equivalents                                  103,461          457,343          406,588

Cash and cash equivalents -  beginning of year                           8,105,960        7,648,617        7,242,029
                                                                      ------------      -----------      -----------
Cash and cash equivalents - end of year                               $  8,209,421        8,105,960        7,648,617
                                                                      ============      ============     ============
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
       Income taxes                                                   $     10,511           10,672          366,279
                                                                      ============      ============     ============



See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 1998


(1)    Summary of Significant Accounting Policies

       (a)    Nature of Business

              American Claims Evaluation, Inc. (the Company) operates in a single segment that provides a full range of vocational rehabilitation and disability management services through its wholly-owned subsidiary, RPM Rehabilitation & Associates, Inc.

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

       (d)    Use of Estimates

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       (e)    Cash and Cash Equivalents

              All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash equivalents are comprised of short-term commercial paper of $7,954,166 and $7,730,909 as of March 31, 1999 and 1998, respectively.

       (f)    Property and Equipment

              Property and equipment is stated at cost, less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets.

       (g)    Goodwill

              The excess of cost over fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over a period of twenty years. Amortization expense amounted to $32,425 in each of the years ended March 31, 1999, 1998 and 1997 and is included in selling, general and administrative expenses in the consolidated statements of earnings.

              The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 1998

       (h)    Income Taxes

              The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards
              (SFAS) No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized based on the temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted tax rates expected to be in effect when such amounts are realized and settled.

       (i)    Earnings per Share

              SFAS No. 128, Earnings per Share, which became effective for the Company for the year ended March 31, 1998, requires presentation of two calculations of earnings per share. Basic earnings per share equals net earnings divided by the weighted average common shares outstanding during the period. Diluted earnings per share equals net earnings divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options were exercised. The Company has restated all prior period amounts to reflect these calculations. A reconciliation between the numerators and denominators of the basic and diluted earnings per common share is as follows:

                                                                                  For the years ended March 31,
                                                                             1999            1998             1997
                                                                         -------------   -------------    --------
              Net earnings from continuing operations
                  (numerator for net earnings from
                  continuing operations per common share,
                  basic and diluted)                                     $     59,924          40,085          94,514
              Discontinued operations                                              -               -          210,767
                                                                         ------------    ------------     -----------

              Net earnings (numerator for net
                  earnings per common share,
                  basic and diluted)                                     $    59,924          40,085          305,281
                                                                         ============    ============     ===========

              Weighted average common shares
                  (denominator for net earnings
                  from continuing operations and
                  discontinued operations per
                  common share, basic)                                      4,273,500       4,223,500        4,147,042

              Effect of dilutive securities:
                  Employee stock options                                     111,377          79,388            4,379
                                                                         ------------    ------------     -----------

              Weighted average common and potential
                  common shares outstanding (denominator
                  for net earnings from continuing operations
                  and discontinued operations per common share,
                  diluted)                                               $ 4,384,877       4,302,888        4,151,421
                                                                         ============    ============     ===========


                                                                     (Continued)

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 1998


                                                                                For the years ended March 31,
                                                                      1999             1998          1997
                                                                    ---------       ----------      --------
              Net earnings per share - basic:
                  From continuing operations                        $    0.01            0.01           0.02
                  From discontinued operations                              -               -           0.05
                                                                    ---------       ---------        --------

              Net earnings per share                                $    0.01            0.01            0.07
                                                                    =========       =========        ========

              Net earnings per share - diluted:
                  From continuing operations                            0.01            0.01            0.02
                  From discontinued operations                             -               -            0.05
                                                                    ---------       --------         --------

              Net earnings per share                                $   0.01            0.01            0.07
                                                                    =========       =========        ========


              Employee stock options totaling 206,500, 250,500 and 200,500 for the years ended March 31, 1999, 1998 and 1997, respectively, were not included in the net earnings per share calculation because their effect would have been anti-dilutive.


(2)    Discontinued Operations

       In April 1997, the Company sold its hospital bill audit division. As defined in the agreement, the Company is entitled to an ongoing stream of payments based upon the net revenues generated over the period ending April 30, 2000. Management did not expect that these payments would be material. Such payments amounted to $64,422 and $46,269 in 1999 and 1998, respectively, and are included in miscellaneous income.

       As of March 31, 1997, the Company's consolidated financial statements were reclassified to account for the sale of the hospital bill audit division as discontinued operations. Accordingly, the net sales, costs and expenses, assets and liabilities, and cash flows associated with the hospital bill audit operations were excluded from the respective captions in the accompanying consolidated balance sheets, statements of earnings and statements of cash flows.

       Revenues of the discontinued operations were $1,846,365 for the fiscal year ended March 31, 1997.

       Liabilities of discontinued operations consisted of accounts payable and accrued expenses as of March 31, 1998, which were paid during the year ended March 31, 1999.


(3)    Property and Equipment

       Property and equipment at March 31, 1999 and 1998 consist of the following:

                                                                                                 Estimated
                                                                    1999           1998         useful life
                                                                 ----------     ----------      -----------
                  Equipment                                      $  290,214       392,860         5 years
                  Furniture and fixtures                             72,366       107,418       5 to 10 years
                                                                 ----------     ---------
                                                                    362,580       500,278
                  Less accumulated depreciation                     307,824       406,222
                                                                 ----------     ---------
                                                                 $   54,756        94,056
                                                                 ==========     =========


                                                                     (Continued)

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 1998



       Depreciation expense for the years ended March 31, 1999, 1998 and 1997 amounted to $41,914, $67,595 and $53,157, respectively.


(4)    Income Taxes

       Income tax expense (benefit) for the years ended March 31, 1999, 1998 and 1997 is comprised of the following:

                                                Year ended March 31,
                                           1999         1998        1997
                                        ---------    ---------    --------
              Current:
                  Federal               $ 36,000       22,000       75,000
                  State                    1,000       (2,000)       8,000
                                        ---------    ---------    --------

                                          37,000       20,000       83,000
                                        ---------    ---------    --------

              Deferred:
                  Federal                 (4,000)      (6,000)     (10,000)
                                        ---------    ---------    --------

                                        $ 33,000       14,000       73,000
                                        =========    =========    ========


       The actual provision for (benefit from) income taxes differed from that which would have resulted when applying the statutory Federal income tax rate as a result of the following items:

                                                                                    Year ended March 31,
                                                           -------------------------------------------------------------------
                                                                  1999                      1998                    1997
                                                           -------------------        -----------------        ---------------
         Expected income tax provision
              at the statutory Federal tax rate            $   32,000      34%        $  18,000     34%        $ 57,000    34%
         State taxes, net of Federal tax benefit                    -       -            (1,000)    (2)           5,000     3
         Amortization of goodwill                              11,000      12            11,000     20           11,000     7
         Benefit of graduated rates                           (11,000)    (11)          (12,000)   (22)               -     -
         Other, net                                             1,000       1            (2,000)    (4)               -     -
                                                           ----------    ----         ---------    ---         --------    --
         Actual income tax provision                       $   33,000      36%        $   14,000    26%        $ 73,000    44%
                                                           ==========    ====         ==========    ==         ========    ==

       The tax effects of temporary differences that give rise to the deferred tax assets or liabilities at March 31, 1999 and 1998 are as follows:

                                                           1999        1998
                                                          -------     -------
           Deferred tax assets:
              Depreciation                                $ 1,527           -
                                                          =======     =======

           Deferred tax liabilities:
              Depreciation                                $     -       2,473
                                                          =======     =======

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 1998




(5)    Major Customer

       The Company has one customer who accounted for 69%, 77% and 84% of revenues for the years ended March 31, 1999, 1998 and 1997, respectively. Services are performed by the Company for this customer under two separate contracts which expire in August 1999. The renewal of these contracts can not be assured. The Company also has a customer who accounted for 11% of revenues for the year ended March 31, 1999.


(6)    Stock Options

       The Company has three stock option plans, the 1985 Stock Option Plan (1985 Plan), the 1991 Stock Option Plan (1991 Plan) and the 1997 Incentive Stock Option Plan (1997 Plan). The 1985 Plan, which provided for the granting of 400,000 stock options of the Company's common stock, expired except as to options outstanding. The 1991 Plan provides for the granting of 400,000 stock options, which may be incentive or non-qualified stock options, to directors and employees. The 1991 Plan also provides for stock appreciation rights. No such rights have been granted as of March 31, 1999.

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

       Changes in the options outstanding during the fiscal years 1999, 1998 and 1997 are summarized in the following table:

                                                                                           Weighted
                                                                        No. of              average
                                                                        shares          exercise price
                                                                       ---------       --------------
                           Balance - March 31, 1996                      202,500             2.48

                           Fiscal 1997:
                               Options granted                            65,000             2.25
                               Options terminated                         (3,000)            2.33
                                                                       ---------             ----
                           Balance - March 31, 1997                      264,500             2.29

                           Fiscal 1998:
                               Options granted                           300,000             1.25
                               Options terminated                        (14,000)            3.05
                                                                        --------             ----
                           Balance - March 31, 1998                      550,500             1.70

                           Fiscal 1999:
                               Options granted                            20,000             2.25
                                                                        --------             ----
                           Balance - March 31, 1999                      570,500             1.72
                                                                         =======             ====

                                                                     (Continued)

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 1998



       As of March 31, 1999, 6,000 and 395,000 options were available for grant under the 1991 Plan and 1997 Plan, respectively.

       The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at March 31, 1999:

                                                                       Weighted
                                                                        average
                                                                       exercise        Weighted
                                                                       price of         average
                                          Number of options           exercisable     contractual
                  Exercise price      Outstanding      Exercisable      options     life remaining
                  --------------      -----------      -----------    -----------   --------------
                  $1.25                 300,000          300,000         1.25           8 years
                  $1.82 - $2.50         270,500          232,375         2.24          5.4 years


       The Company has adopted the "disclosure only" provisions of SFAS No.123, Accounting for Stock-Based Compensation, and will continue to use the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No.25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for the Company's stock option plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 1999, 1998 and 1997 consistent with the provisions of SFAS No.123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                               1999           1998         1997
                                                            ----------     ----------    ---------
                  Net earnings (loss):
                     As reported                            $    59,924       40,085       305,281
                     Pro forma                                   42,339     (201,575)      241,458

                  Basic net earnings (loss) per share:
                     As reported                                    .01          .01           .07
                     Pro forma                                      .01         (.05)          .06

                  Diluted net earnings (loss) per share:
                     As reported                                    .01          .01           .07
                     Pro forma                                      .01         (.05)          .06


       The weighted average fair value per stock option granted was $1.03, $.76 and $1.39 for those options granted in the years ended March 31, 1999, 1998 and 1997, respectively. The Company estimated the fair values using the Black-Scholes option pricing model, using the following assumptions:


                                                               1999           1998         1997
                                                            ----------     ----------    -------
                  Expected dividend yield                        -             -              -
                  Risk-free interest rate                      6.00%         6.00%         6.00%
                  Expected stock price volatility             55.00%        50.00%        95.00%
                  Expected option lives (years)                 7.5           7.5          7.5



                                                                     (Continued)

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 1998



       The pro forma effects on net earnings and net earnings per share for the years ended March 31, 1999, 1998 and 1997 may not be representative of the pro forma effects in future years since compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extend beyond the reported years.


(7)    Profit Sharing Plan

       The Company sponsors a 401(k) profit sharing plan covering all employees with one or more years of service. Under the plan, participants can contribute up to 12% of their salaries as defined, and the Company is required to match participants' contributions to the extent of 10% of such contributions. Participants are fully vested to the extent of their own salary deferral contributions and become vested in Company contributions over a six-year period in accordance with the terms of the plan. The 401(k) profit sharing plan expense was $2,917, $6,168 and $6,806 for the years ended March 31, 1999, 1998 and 1997, respectively.


(8)    Financial Instruments

       The carrying value of the Company's financial instruments is deemed to approximate fair value due to the short-term nature of these instruments.


(9)    Commitments

       Rental expense under non-cancelable operating leases for office space amounted to $132,990, $206,154 and $189,039 for the years ended March 31, 1999, 1998 and 1997, respectively. Minimum lease payments under non-cancelable operating leases, exclusive of future escalation charges, as of March 31, 1999 are as follows:

                2000                                    $     124,000
                2001                                           82,000
                2002                                           68,000
                2003                                           68,000
                2004                                           45,000
                                                        -------------

                Total minimum lease payments            $     387,000
                                                        =============