Form 10QSB
period 1999-06-30
AMERICAN CLAIMS EVALUATION INC
filed 1999-08-06
CIK 774517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 -------------

                                       or

              { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _____ to _____

                         Commission File Number: 0-14807

                        AMERICAN CLAIMS EVALUATION, INC.
                        --------------------------------
             (Exact name of Registrant as specified in its charter)

          New York                                               11-2601199
-------------------------------                                 -------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

One Jericho Plaza, Jericho  New York                                 11753
--------------------------------------------------------------------------------
(Address of principal executive  offices)                          (Zip Code)

                                 (516) 938-8000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                                               Yes X    No
                                                                   ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Common Stock, par value $.01 per share

                  4,273,500 shares outstanding at July 28, 1999

                        AMERICAN CLAIMS EVALUATION, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I  - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                  Consolidated Balance Sheets as of
                           June 30, 1999 and March 31, 1999                   3

                  Consolidated Statements of Operations
                           for the Three Months ended
                           June 30, 1999 and 1998                             4

                  Consolidated Statements of Cash Flows
                           for the Three Months ended
                           June 30, 1999 and 1998                             5

                  Notes to Consolidated Financial Statements                  6

Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         7

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    9

SIGNATURES                                                                   10

                          PART I. FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                             Jun.30,1999    Mar.31,1999
                                                             -----------    -----------
                                                             (Unaudited)

                                 Assets
                                 ------

Current Assets:
         Cash and cash equivalents                           $ 8,176,028      8,209,421
         Accounts receivable, net                                 89,667         88,991
         Prepaid expenses                                         20,934         19,380
         Deferred tax asset                                        1,527          1,527
                                                             -----------    -----------
                  Total current assets                         8,288,156      8,319,319

Property and equipment, net                                       48,586         54,756
Excess cost over fair value of net assets acquired, net          460,705        468,811
                                                             -----------    -----------
                                                             $ 8,797,447      8,842,886
                                                             ===========    ===========

                  Liabilities and Stockholders' Equity
                  ------------------------------------

Current liabilities:

         Accounts payable                                    $    52,857         50,122
         Accrued expenses                                         73,136         97,801
         Income taxes payable                                     29,275         50,775
                                                             -----------    -----------
                  Total current liabilities                      155,268        198,698
                                                             -----------    -----------

Stockholders' equity:
         Common stock, $.01 par value;
             10,000,000 shares authorized;
             4,450,000 shares issued; 4,273,500
             shares outstanding                                   44,500         44,500
         Additional paid-in capital                            3,515,699      3,515,699
         Retained earnings                                     5,380,197      5,382,206
                                                             -----------    -----------
                                                               8,940,396      8,942,405

         Treasury shares, at cost, 176,500 shares               (298,217)      (298,217)
                                                             -----------    -----------
         Total stockholders' equity                            8,642,179      8,644,188
                                                             -----------    -----------
                                                             $ 8,797,447      8,842,886
                                                             ===========    ===========

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                       Three months ended
                                                       ------------------
                                                  Jun. 30, 1999   Jun. 30, 1998
                                                  -------------   -------------

Revenues                                           $   267,044        301,152
Cost of services                                       119,153        135,080
                                                   -----------    -----------

         Gross margin                                  147,891        166,072

Selling, general and administrative expenses           266,393        286,364
                                                   -----------    -----------

         Operating loss                               (118,502)      (120,292)

Other income:
         Interest income                               103,663        115,231
         Miscellaneous income                           13,830         25,313
                                                   -----------    -----------
         Earnings (loss) before provision
                  for income taxes                      (1,009)        20,252

Provision for income taxes                               1,000          5,000
                                                   -----------    -----------
         Net earnings (loss)                       $    (2,009)        15,252
                                                   ===========    ===========

Net earnings (loss) per share:
         Basic                                     $       .00            .00
                                                   ===========    ===========
         Diluted                                   $       .00            .00
                                                   ===========    ===========

Weighted average common shares outstanding:
         Basic                                       4,273,500      4,273,500
                                                   ===========    ===========
         Diluted                                     4,273,500      4,366,632
                                                   ===========    ===========

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                          Three months ended
                                                                          ------------------
                                                                     Jun.30, 1999   Jun.30, 1998
                                                                     ------------   ------------
Cash flows from operating activities:
     Net earnings (loss) continuing activities                       $    (2,009)        15,252
                                                                     -----------    -----------
     Adjustments to reconcile net earnings (loss)
           to net cash provided by (used in) operating activities:
     Depreciation and amortization                                        14,276         22,714
     Changes in assets and liabilities:
         Accounts receivable                                                (676)         5,542
         Prepaid expenses                                                 (1,554)        (1,942)
         Accounts payable                                                  2,735         20,457
         Accrued expenses                                                (24,665)        22,254
         Income taxes payable                                            (21,500)         2,921
                                                                     -----------    -----------
         Total adjustments                                               (29,375)        71,946
                                                                     -----------    -----------
         Net cash provided by (used in) operating
              activities of continuing operations                        (31,384)        87,198
                                                                     -----------    -----------

Net cash flows used in discontinued operations                              --          (86,204)
                                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents                     (31,384)           994

Cash and cash equivalents at beginning of period                       8,209,421      8,105,960
                                                                     -----------    -----------

Cash and cash equivalents at end of period                           $ 8,176,028      8,106,954
                                                                     ===========    ===========

Supplemental Disclosure of Cash Flow Information:

    Income taxes paid                                                $    22,500          2,079
                                                                     ===========    ===========

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

General
-------

The accompanying unaudited financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report to Shareholders for the year ended March 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made to present fairly the financial position, results of operations and cash flows as of and for the periods shown.

Earnings (Loss) Per Share
-------------------------

The following table sets forth the computation of basic and diluted net earnings
(loss) per share for the three months ended June 30, 1999 and 1998:

                                                     Three months      Three months
                                                    ended 06/30/99    ended 06/30/98
                                                    ---------------   ---------------
Numerator:
         Net earnings (loss)                        $        (2,009)           15,252
                                                    ===============   ===============

Denominator:
         Denominator for basic earnings (loss)
              per share - weighted average shares         4,273,500         4,273,500
         Effect of dilutive securities:
              Stock options                                    --              93,132
                                                    ---------------   ---------------
         Denominator for diluted earnings (loss)
              per share                                   4,273,500         4,366,632
                                                    ===============   ===============

Basic earnings (loss) per share                     $           .00   $           .00
                                                    ===============   ===============

Diluted earnings (loss) per share                   $           .00   $           .00
                                                    ===============   ===============

Employee stock options totaling 570,500 and 270,500 for the three months ended June 30, 1999 and 1998, respectively, were not included in the net earnings
(loss) per share calculations because their effect would have been anti-dilutive.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   OF OPERATIONS

Results of Operations - Three Months ended June 30, 1999 and 1998
-----------------------------------------------------------------

Revenues for the three months ended June 30, 1999 totaled $267,044 as compared with the $301,152 reported for the corresponding period ended June 30, 1998. This represents a decrease of approximately 11.3%. During the period from March 1999 through May 1999, RPM Rehabilitation & Associates, Inc. ("RPM") experienced a substantial decrease in new case referrals received from the Washington State Department of Labor & Industries ("L&I") due to L&I's implementation of a new performance-based vocational referral program ("the referral program"). RPM's performance rating was deemed to be below L&I's required rating to receive new case referrals. Updated ratings were subsequently released by L&I in May 1999 which reported a qualifying rating for RPM. L&I began sending new case referrals shortly thereafter. It cannot be predicted whether or not RPM will continue to receive a favorable rating under the referral program as it currently exists.

The related cost of services remained relatively consistent at 44.6% of related revenues for the three months ended June 30, 1999, as compared to 44.9% of related revenues in the same period last year.

Selling, general and administrative expenses for the quarter ended June 30, 1999 decreased to $266,393 from $286,364 for the three months ended June 30, 1998.

Liquidity and Capital Resources
-------------------------------

At June 30, 1999, the Company had working capital of $8,132,888 as compared to working capital of $8,120,621 at March 31, 1999. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.

The Company continues its review of strategic alternatives for maximizing shareholder value. Potential acquisitions will be evaluated based on their merits within its current line of business, as well as other fields.

Year 2000
---------

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

Forward Looking Statements
--------------------------

Except for the historical information contained herein, the matters discussed in this report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic and market conditions, the potential loss or termination of existing clients and contracts and the ability of the Company to successfully identify and thereafter consummate one or more acquisitions.

                           PART II. OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
------

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

                                    AMERICAN CLAIMS EVALUATION, INC.

Date:  July 30, 1999                By:     /s/ Gary Gelman
                                        ----------------------------------------
                                           Gary Gelman
                                           Chairman of the Board,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date:  July 30, 1999                By:     /s/ Gary J. Knauer
                                        ----------------------------------------
                                           Gary J. Knauer
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)