Form 10QSB
period 1999-09-30
AMERICAN CLAIMS EVALUATION INC
filed 1999-11-03
CIK 774517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

              { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from       to
                                                       ------  ------

                         Commission File Number: 0-14807

                        AMERICAN CLAIMS EVALUATION, INC.
             (Exact name of Registrant as specified in its charter)

                 New York                                  11-2601199
   (State or other jurisdiction of                     (IRS Employer
   incorporation or organization)                      Identification No.)

   One Jericho Plaza, Jericho  New York                      11753
   (Address of principal executive  offices)               (Zip Code)

                                 (516) 938-8000
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                                 Yes   X     No
                                                      -----     ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Common Stock, par value $.01 per share

                4,273,500 shares outstanding at October 29, 1999

                        AMERICAN CLAIMS EVALUATION, INC.

                                      INDEX




                                                                                  Page No.
                                                                                  --------

PART I  - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                  Consolidated Balance Sheets as of
                           September 30, 1999 (unaudited) and March 31, 1999          3

                  Consolidated Statements of Operations
                           for the Three Months and Six Months ended
                           September 30, 1999 and 1998 (unaudited)                    4

                  Consolidated Statements of Cash Flows
                           for the Six Months ended
                           September 30, 1999 and 1998 (unaudited)                    5

                  Notes to Consolidated Financial Statements (unaudited)              6

Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                               7 - 8

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                            9

SIGNATURES                                                                           10


                          PART I. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                                Sep.30,1999       Mar.31,1999
                                                                -----------       -----------
                                                                (Unaudited)
                                     Assets

Current Assets:
         Cash and cash equivalents                                $8,177,219       8,209,421
         Accounts receivable, net                                     81,955          88,991
         Prepaid expenses                                             16,406          19,380
         Deferred tax asset                                            1,527           1,527
                                                                   ---------       ---------
                  Total current assets                             8,277,107       8,319,319

Property and equipment, net                                           42,869          54,756
Excess cost over fair value of net assets acquired, net              452,599         468,811
                                                                   ---------       ---------
                                                                  $8,772,575       8,842,886
                                                                   =========       =========

                      Liabilities and Stockholders' Equity

Current liabilities:
         Accounts payable                                             34,869          50,122
         Accrued expenses                                             69,514          97,801
         Income taxes payable                                         30,275          50,775
                                                                   ---------       ---------
                  Total current liabilities                          134,658         198,698
                                                                   ---------       ---------

Stockholders' equity:
         Common stock, $.01 par value;
             10,000,000 shares authorized;
             4,450,000 shares issued;
             4,273,500 shares outstanding                             44,500          44,500
         Additional paid-in capital                                3,515,699       3,515,699
         Retained earnings                                         5,375,935       5,382,206
                                                                   ---------       ---------
                                                                   8,936,134       8,942,405
         Treasury shares, at cost, 176,500 shares                   (298,217)       (298,217)
                                                                   ---------       ---------
                  Total stockholders' equity                       8,637,917       8,644,188
                                                                   ---------       ---------
                                                                  $8,772,575       8,842,886
                                                                   =========       =========



See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                    Three months ended                  Six months ended
                                             -------------------------------    -------------------------------
                                             Sep. 30, 1999     Sep. 30, 1998    Sep. 30, 1999     Sep. 30, 1998
                                             -------------     -------------    -------------     -------------
Revenues                                         $282,103           300,074          549,147           601,226

Cost of services                                  133,019           130,793          252,172           265,873
                                                  -------           -------          -------           -------

     Gross margin                                 149,084           169,281          296,975           335,353

Selling, general and administrative
     expenses                                     279,607           292,285          546,000           578,649
                                                  -------           -------          -------           -------

     Operating loss                              (130,523)         (123,004)        (249,025)         (243,296)

Other income:
     Interest income                              115,977           115,176          219,640           230,407
     Miscellaneous income                          11,284            38,613           25,114            63,926
                                                 --------          --------         --------          --------

Earnings (loss) before
     provision for income taxes                    (3,262)           30,785           (4,271)           51,037

Provision for income taxes                          1,000             5,000            2,000            10,000
                                                ---------         ---------        ---------          --------

Net earnings (loss)                             $  (4,262)           25,785           (6,271)           41,037
                                                 ========          ========         ========          ========

Net earnings (loss) per share:
     Basic                                   $        .00               .01              .00               .01
                                              ===========       ===========      ===========       ===========
     Diluted                                 $        .00               .01              .00               .01
                                              ===========       ===========      ===========       ===========

Weighted average common shares outstanding:
     Basic                                      4,273,500         4,273,500        4,273,500         4,273,500
                                                =========         =========        =========         =========
     Diluted                                    4,273,500         4,406,490        4,273,500         4,386,561
                                                =========         =========        =========         =========




See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                      Six months ended
                                                                                      ----------------
                                                                                  Sep.30,1999   Sep.30,1998
                                                                                  -----------   -----------
 Cash flows from operating activities:
     Net earnings (loss) from continuing operations                               $   (6,271)       41,037
                                                                                   ---------     ---------
     Adjustments to reconcile net earnings (loss)
           to net cash provided by (used in) operating activities:
         Depreciation and amortization                                                28,099        45,167
         Changes in assets and liabilities:
              Accounts receivable                                                      7,036        16,273
              Prepaid expenses                                                         2,974         7,275
              Accounts payable                                                       (15,253)          (15)
              Accrued expenses                                                       (28,287)       24,454
              Income taxes payable                                                   (20,500)        7,921
                                                                                   ---------     ----------
                                                                                     (25,931)      101,075
                                                                                   ---------     ----------
         Net cash provided by (used in) operating activities
              of continuing operations                                               (32,202)      142,112
                                                                                   ---------     ----------

Net cash flows used in discontinued operations                                             -       (86,204)
                                                                                   ---------     ----------

Net increase (decrease) in cash and cash equivalents                                 (32,202)       55,908

Cash and cash equivalents at beginning of period                                   8,209,421     8,105,960
                                                                                   ---------     ---------

Cash and cash equivalents at end of period                                        $8,177,219     8,161,868
                                                                                   =========     =========

Supplemental Disclosure of Cash Flow Information:
      Income taxes paid                                                           $   22,500         2,079
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

Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net earnings
(loss) per share for the three and six months ended September 30, 1999 and 1998:

                                                    Three months ended        Six months ended
                                                   9/30/99      9/30/98      9/30/99      9/30/98
Numerator:
         Net earnings (loss)                     $   (4,262)      25,785       (6,271)      41,037
                                                  =========    =========    =========    =========

Denominator:
         Denominator for basic earnings
              (loss) per share - weighted
              average shares                      4,273,500    4,273,500    4,273,500    4,273,500
         Effect of dilutive securities:
              Stock options                               -      132,990            -      113,061
                                                  ---------    ---------    ---------    ---------
         Denominator for diluted
              earnings (loss) per share           4,273,500    4,406,490    4,273,500    4,386,561
                                                  =========    =========    =========    =========

Basic earnings (loss) per share                  $      .00          .01          .00          .01
                                                  =========    =========    =========    =========

Diluted earnings (loss) per share                $      .00          .01          .00          .01
                                                  =========    =========    =========    =========

Employee stock options totaling 595,500 and 249,167 for the three months ended September 30 ,1999 and 1998, respectively, were not included in the net earnings
(loss) per share calculations because their effect would have been anti-dilutive.

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three Months and Six Months ended September 30, 1999 and 1998

Revenues for the three months ended September 30, 1999 totaled $282,103 as compared with the $300,074 reported for the corresponding period ended September 30, 1998. This represents a decrease of approximately 6.0%. Revenues for the six month period ended September 30, 1999 decreased approximately 8.7% from the comparable period ended September 30, 1998. During the period from March 1999 through May 1999, RPM Rehabilitation & Associates, Inc. ("RPM"), a wholly-owned subsidiary, experienced a substantial decrease in new case referrals received from the Washington State Department of Labor & Industries ("L&I") due to L&I's implementation of a new performance-based vocational referral program ("the referral program"). RPM's performance rating was deemed to be below L&I's required rating to receive new case referrals. Updated ratings were subsequently released by L&I in May 1999 which reported a qualifying rating for RPM. L&I began sending new case referrals shortly thereafter. It cannot be predicted whether or not RPM will continue to receive a favorable rating under the referral program as it currently exists.

Cost of services increased to 47.2% of revenues for the quarter ended September 30, 1999, as compared to 43.6% of revenues in the same period last year due to a larger percentage of cases being completed by higher priced rehabilitation consultants. During the six months ended September 30, 1999, the cost of services as a percentage of revenues increased to 45.9% from 44.2% in the six months ended September 30, 1998.

Selling, general and administrative expenses decreased $12,678 to $279,607 in the quarter ended September 30, 1999, from $292,285 in the quarter ended September 30, 1998. Selling, general and administrative expenses for the six months ended September 30, 1999 decreased to $546,000 from $578,649 for the six months ended September 30, 1998.

Liquidity and Capital Resources

At September 30, 1999, the Company had working capital of $8,142,449 as compared to working capital of $8,120,621 at March 31, 1999. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.

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

Assessment of both Company and client information systems is ongoing. The Company believes that the Year 2000 issue will not pose significant operational problems for its computer systems. Communications continue with all significant clients and vendors to determine the extent to which the Company's systems are vulnerable to such third parties' failure to remediate their own Year 2000 issues. The Company can provide no assurance that such clients and vendors will complete their respective Year 2000 solutions in time for the Company to fully test interfaces with them. Although the Company does not have a formal Year 2000 contingency plan, it will respond to any disruption in service from a Year 2000 compliance problem in its systems and software or in a client's or vendor's system. There is no assurance, however, that the Company will be able to remedy any disruption in service, in particular any disruption from a client's or vendor's failure to be Year 2000 compliant.

Based on current plans and efforts to date, management expects that there will be no material adverse effect on operations and the associated costs to be incurred are not considered to be material. There is no guarantee, however, that all problems will be foreseen and corrected. In the event that any such problems are not foreseen and corrected, the Company could be unable to receive new case referrals, invoice clients and collect payments electronically.

Forward Looking Statements

Except for the historical information contained herein, the matters discussed in this report on Form 10-QSB may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic and market conditions, the potential loss or termination of existing clients and contracts and the ability of the Company to successfully identify and thereafter consummate one or more acquisitions.

                           PART II. OTHER INFORMATION


Item 4 -      Submission of Matters to a Vote of Security Holders
------

              The Annual Meeting of Shareholders of American Claims Evaluation, Inc. was held on October 12, 1999.

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

Item 6 -      Exhibits and Reports on Form 8-K

                  (a) The following exhibits are filed with this Quarterly
                      Report on Form 10-QSB.

                       27 Financial Data Schedule (filed with electronically
                          filed copy only).

                  (b)  None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                  AMERICAN CLAIMS EVALUATION,  INC.



Date:  October 27, 1999           By:    /s/ Gary Gelman
                                      ----------------------------------------
                                         Gary Gelman
                                         Chairman of the Board,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Date:  October 27, 1999           By:    /s/ Gary J. Knauer
                                      ----------------------------------------
                                         Gary J. Knauer
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer)