Form 10QSB
period 1999-12-31
AMERICAN CLAIMS EVALUATION INC
filed 2000-02-04
CIK 774517

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999
                                               -----------------

                                       or

              { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _______to_______

                         Commission File Number: 0-14807

                        AMERICAN CLAIMS EVALUATION, INC.
                        ---------------------------------
             (Exact name of Registrant as specified in its charter)

                    New York                                   11-2601199
      ----------------------------------------          -----------------
      (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                    Identification No.)

       One Jericho Plaza, Jericho  New York                         11753
       ------------------------------------------------------------------
       (Address of principal executive  offices)                (Zip Code)

                                 (516) 938-8000
                  --------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                  Yes    X           No
                                      ---------------   ---------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Common Stock, par value $.01 per share

                4,273,500 shares outstanding at January 27, 2000

                        AMERICAN CLAIMS EVALUATION, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I  - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets as of
                      December 31, 1999 (unaudited) and March 31, 1999    3

               Consolidated Statements of Earnings for
                      the Three Months and Nine Months ended

                      December 31, 1999 and 1998 (unaudited)              4

               Consolidated Statements of Cash Flows
                      for the Nine Months ended

                      December 31, 1999 and 1998 (unaudited)              5

               Notes to Consolidated Financial Statements (unaudited)     6 - 7

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        8 - 9

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 10

SIGNATURES                                                                 11

                          PART I. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

                        AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                                 Dec.31,1999        Mar.31,1999
                                                                 -----------        -----------
                                                                 (Unaudited)
                                     Assets
                                     ------
Current Assets:
        Cash and cash equivalents                                $7,641,778          8,209,421
        Marketable securities                                       583,555                 -
        Accounts receivable, net                                     53,513             88,991
        Prepaid expenses                                             13,502             19,380
        Deferred tax asset                                            2,227              1,527
                                                               ------------       ------------
               Total current assets                               8,294,575          8,319,319

Property and equipment, net                                          44,391             54,756
Excess cost over fair value of net assets acquired, net             444,493            468,811
                                                               ------------       ------------
                                                                 $8,783,459          8,842,886
                                                                  =========          =========

                      Liabilities and Stockholders' Equity

Current liabilities:
        Accounts payable                                             25,690             50,122
        Accrued expenses                                             82,552             97,801
        Income taxes payable                                         32,970             50,775
                                                               ------------       ------------
               Total current liabilities                            141,212            198,698
                                                               ------------       ------------

Stockholders' equity:
        Common stock, $.01 par value;
            10,000,000 shares authorized;
            4,450,000 shares issued;
            4,273,500 shares outstanding                             44,500             44,500
        Additional paid-in capital                                3,515,699          3,515,699
        Accumulated other comprehensive loss                         (3,950)                -
        Retained earnings                                         5,384,215          5,382,206
                                                               ------------       ------------
                                                                  8,940,464          8,942,405
        Treasury shares, at cost, 176,500 shares                   (298,217)          (298,217)
                                                               ------------       ------------
               Total stockholders' equity                         8,642,247          8,644,188
                                                               ------------       ------------
                                                                 $8,783,459          8,842,886
                                                                  =========          =========

See accompanying notes to consolidated financial statements.

                        AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                                Consolidated Statements of Earnings

                                            (Unaudited)

                                      Three months ended                   Nine months ended
                                      ----------------------------------  --------------------------
                                      Dec. 31, 1999 Dec. 31, 1998  Dec. 31, 1999 Dec. 31, 1998
                                      ------------- -------------  ------------- -------------
Revenues                                  $276,403       281,755        825,550       882,981

Cost of services                           131,608       124,592        383,780       390,465
                                           -------       -------        -------       -------

    Gross margin                           144,795       157,163        441,770       492,516

Selling, general and administrative
    expenses                               267,108       268,599        813,108       847,248
                                           -------       -------        -------       -------

    Operating loss                        (122,313)     (111,436)      (371,338)     (354,732)

Other income:
    Interest income                        121,308       117,421        340,948       347,828
    Miscellaneous income                    11,285        33,942         36,399        97,868
                                          --------      --------       --------      --------

Earnings before provision
    for income taxes                        10,280        39,927          6,009        90,964

Provision for income taxes                   2,000        22,000          4,000        32,000
                                         ---------     ---------      ---------      --------

Net earnings                            $    8,280        17,927          2,009        58,964
                                         =========      ========       ========      ========

Net earnings per share:
    Basic                             $        .00           .00            .00           .01
                                       ===========   ===========    ===========   ===========
    Diluted                           $        .00           .00            .00           .01
                                       ===========   ===========    ===========   ===========

Weighted average common shares outstanding:

    Basic                                4,273,500     4,273,500      4,273,500     4,273,500
                                         =========     =========      =========     =========
    Diluted                              4,405,702     4,380,242      4,424,089     4,384,455
                                         =========     =========      =========     =========


See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                  Nine months ended

                                                             Dec.31,1999         Dec.31,1998
                                                             -----------         -----------
 Cash flows from operating activities:
    Net earnings from continuing operations                   $       2,009          58,964
                                                               ------------     -----------
    Adjustments to reconcile net earnings to
        net cash provided by operating activities:
        Depreciation and amortization                                41,140          59,973
        Changes in assets and liabilities:
           Accounts receivable                                       35,478          (2,321)
           Prepaid expenses                                           5,878           9,542
           Accounts payable                                         (24,432)        (18,179)
           Accrued expenses                                         (15,249)         11,021
           Income taxes payable                                     (17,805)         50,545
                                                               ------------     -----------
                                                                     25,010         110,581
                                                               ------------     -----------
        Net cash provided by operating activities
           of continuing operations                                  27,019         169,545
                                                               ------------     -----------

Net cash flows used in discontinued operations                            -         (86,204)
                                                               ------------     -----------

Cash flows from investing activities:
    Purchases of marketable securities                             (588,205)             -
    Capital expenditures                                             (6,457)         (2,614)
                                                               ------------     -----------

        Net cash used in investing activities                      (594,662)         (2,614)
                                                               ------------     -----------

Net increase (decrease) in cash and cash equivalents               (567,643)         80,727

Cash and cash equivalents at beginning of period                  8,209,421       8,105,960
                                                               ------------     -----------

Cash and cash equivalents at end of period                       $7,641,778       8,186,687
                                                                ===========    ============

Supplemental disclosure of cash flow information:
      Income taxes paid                                        $     22,500           2,079
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

Earnings Per Share
------------------

The following table sets forth the computation of basic and diluted net earnings per share for the three and nine months ended December 31, 1999 and 1998:

                                                Three months ended          Nine months ended
                                            --------------------------   --------------------
                                               12/31/99     12/31/98     12/31/99 12/31/98
                                               --------     --------     -------- --------
Numerator:
        Net earnings                     $        8.20       17,927       2,009      58,964
                                              =========   =========   =========   =========
Denominator:
        Denominator for basic earnings
           per share - weighted
           average shares                     4,273,500   4,273,500   4,273,500   4,273,500
        Effect of dilutive securities:
           Stock options                        132,202     106,742     150,589     110,955
                                              ---------   ---------   ---------   ---------
        Denominator for diluted
           earnings per share                 4,405,702   4,380,242   4,424,089   4,384,455
                                              =========   =========   =========   =========

Basic earnings per share                 $          .00          .0         .00         .01
                                              =========   =========   =========   =========

Diluted earnings per share               $          .00          .0         .00         .01
                                              =========   =========   =========   =========

Employee stock options totaling 231,500 and 220,500 for the three months ended December 31 ,1999 and 1998, respectively, were not included in the diluted earnings per share calculations because their effect would have been anti-dilutive.

Comprehensive Income

Effective April 1, 1998, the Company adopted SFAS No. 130, Reporting of Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. SFAS No. 130 requires unrealized gains (losses) on the Company's available for sale securities to be included in other comprehensive income (loss). Comprehensive income for the three months ended 12/31/99 and 12/31/98, respectively, was $4,330 and $17,927. For the nine months ended 12/31/99 and 12/31/98, comprehensive income (loss) was $(1,941) and $58,964, respectively. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

Marketable Securities

Marketable securities at December 31, 1999 consist of equity securities purchased during the quarter ended December 31, 1999. These marketable securities have been classified as available for sale securities and as a result are recorded at fair value. Fair value is determined based on quoted market prices. Unrealized losses, net of taxes, are reported as accumulated other comprehensive loss as a separate component of stockholders' equity.

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three Months and Nine Months ended December 31, 1999 and 1998

Revenues for the three months ended December 31, 1999 totaled $276,403 as compared with the $281,755 reported for the corresponding period ended December 31, 1998. This represents a decrease of approximately 1.9%. Revenues for the nine month period ended December 31, 1999 decreased approximately 6.5% from the comparable period ended December 31, 1998. During the period from March 1999 through May 1999, RPM Rehabilitation & Associates, Inc. ("RPM"), a wholly-owned subsidiary, experienced a substantial decrease in new case referrals received from the Washington State Department of Labor & Industries ("L&I") due to L&I's implementation of a new performance- based vocational referral program ("the referral program"). RPM's performance rating was deemed to be below L&I's required rating to receive new case referrals. Updated ratings were subsequently released by L&I in May 1999 which reported a qualifying rating for RPM. L&I began sending new case referrals shortly thereafter. It cannot be predicted whether or not RPM will continue to receive a favorable rating under the referral program as it currently exists.

Cost of services increased to 47.6% of revenues for the quarter ended December 31, 1999, as compared to 44.2% of revenues in the same period last year due to a larger percentage of cases being completed by higher priced rehabilitation consultants. During the nine months ended December 31, 1999, the cost of services as a percentage of revenues increased to 46.5% from 44.2% in the nine months ended December 31, 1998.

Selling, general and administrative expenses remained consistent during the quarter ended December 31, 1999 as compared to the quarter ended December 31, 1998. Selling, general and administrative expenses for the nine months ended December 31, 1999 decreased moderately to $813,108 from $847,248 for the nine months ended December 31, 1998.

Liquidity and Capital Resources

At December 31, 1999, the Company had working capital of $8,153,363 as compared to working capital of $8,120,621 at March 31, 1999. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.

During the quarter ended December 31, 1999, the Company had $594,662 in cash flows used in investing activities of which $588,205 was used for purchases of marketable securities.

The Company continues its review of strategic alternatives for maximizing shareholder value. Potential acquisitions will be evaluated based on their merits within its remaining line of business, as well as other fields.

Year 2000

As of January 27, 2000, the Company has no knowledge of any material issues relating to Year 2000 related malfunctions that could have a material adverse effect on the Company's financial condition or results of operations. The Company is Year 2000 compliant and will continue to monitor all Year 2000 related issues.

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

                                  AMERICAN CLAIMS EVALUATION,  INC.



Date: January 27, 2000            By:     /s/ Gary Gelman
                                      -------------------
                                      Gary Gelman
                                      Chairman of the Board,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



Date: January 27, 2000           By:     /s/ Gary J. Knauer
                                     ----------------------
                                       Gary J. Knauer
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial Officer)