Form 10KSB
period 2000-03-31
AMERICAN CLAIMS EVALUATION INC
filed 2000-06-28
CIK 774517

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

        [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000
                                                               --------------


        [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from           to
                                                     ---------   ---------

                         Commission file number 0-14807
                                                -------

                        AMERICAN CLAIMS EVALUATION, INC.
                 (Name of small business issuer in its charter)

                New York                                        11-2601199
-----------------------------------------                 ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

                      One Jericho Plaza, Jericho, NY 11753
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (516) 938-8000
                                               --------------
      Securities registered under Section 12(b) of the Exchange Act: None.
         Securities registered under Section 12(g) of the Exchange Act:
                          Common Shares, $.01 par value
                          -----------------------------
                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ending March 31, 2000 were $1,109,286.


                            [Cover page 1 of 2 pages]

The aggregate market value of the issuer's voting stock held by non-affiliates, based on the average high and low prices of such stock on June 16, 2000, as reported on NASDAQ, was $3,379,706. For purposes of this calculation, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding at June 16, 2000 were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

As of June 16, 2000, there were 4,273,500 shares of the issuer's common stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes       No   X
                                                               ----     ----










                            [Cover page 2 of 2 pages]

                                     PART I

Item 1.  Description of Business.

American Claims Evaluation, Inc. (the "Company") was incorporated in the State of New York and commenced operations in April 1982. The Company provides a full range of vocational rehabilitation and disability management services designed to maximize injured workers' abilities in order to reintegrate them into their respective communities through its wholly-owned subsidiary, RPM Rehabilitation & Associates, Inc.

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

RPM is currently approved as a "preferred provider" of vocational rehabilitation services to the Washington State Department of Labor & Industries ("L&I") under two separate contracts, which expire on January 1, 2001, as extended. For the year ended March 31, 2000, the L&I contracts accounted for 66% of the Company's total revenues. Although RPM has successfully renewed its contracts with L&I since its inception in 1986, there can be no assurances that these contracts will continue to be renewed in future periods.

Marketing and Advertising

The President of the Company and the President of RPM are responsible for the Company's sales and marketing program. In addition to direct contact with leading health care payers, the Company advertises its services in trade magazines and exhibits at conventions and trade association meetings.

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

Employees

As of March 31, 2000, the Company had twenty full-time employees and two part-time employees. Of these full-time employees, three were in management, eleven were vocational rehabilitation consultants and six were in administration.


Item 2.  Description of Property.

The Company leases approximately 2,700 square feet of space at its executive office in Jericho, New York under a lease, as extended, which expires in November 2003. RPM leases approximately 3,300 square feet of office space in Spokane, Washington under a lease, as extended, which expires in June 2005. RPM also maintains an office in Moses Lake, Washington which is leased on a month-to-month basis.

The Company believes that its existing facilities will be adequate to meet its present needs. However, should the Company require additional space it is assumed that such space will be available.


Item 3.  Legal Proceedings.

The Company is not engaged in any material litigation.


Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2000.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company's common shares, par value $.01 (the "Shares"), trade on the Nasdaq SmallCap Market under the symbol "AMCE.".

The following table sets forth the range of high and low sales prices for the Company's Shares for each quarter during the period April 1, 1998 through March 31, 2000:

                                          High              Low
                                          ----              ---
   Fiscal 1999:

     4/01/98 -   6/30/98                  2   5/8            1   3/8

     7/01/98 -   9/30/98                  2 11/16            1   7/8

    10/01/98 -  12/31/98                  2   1/8            1   5/8

     1/01/99 -   3/31/99                  2   1/4            1 11/16

     Fiscal 2000:

     4/01/99 -   6/30/99                  2  9/16            1 11/16

     7/01/99 -   9/30/99                  4   1/2            2  5/32

    10/01/99 -  12/31/99                  2 13/16            1   1/2

     1/01/00 -   3/31/00                  4  5/16            1 29/32

The number of holders of the Company's Shares was approximately 768 on March 31, 2000, computed by the number of record holders, inclusive of holders for whom Shares are being held in the name of brokerage houses and clearing agencies.

The Company has never paid a cash dividend and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, for use in its business.

Item 6.  Management's Discussion and Analysis or Plan of Operation.


Results of Operations

For the fiscal year ended March 31, 2000 ("Fiscal 2000"), revenue from vocational rehabilitation services totaled $1,109,286, a decrease of 5.1% from the $1,169,436 reported for the fiscal year ended March 31, 1999 ("Fiscal 1999"). Revenue for Fiscal 1999 had experienced a 9.0% decrease from the $1,285,798 generated in the fiscal year ended March 31, 1998.

During Fiscal 2000, approximately 66% of total revenues were generated providing vocational rehabilitation services to the Washington State Department of Labor & Industries ("L&I"). If the Company's contracts with L&I are not renewed in January 2001, there would be a material adverse effect on the consolidated results of operations.

The cost of vocational rehabilitation services was 46.0% of revenues for Fiscal 2000 as compared to 43.7% of revenues for Fiscal 1999. The Company experienced an increase in the cost of vocational rehabilitation services beginning in Fiscal 1999 due to larger percentages of cases being completed by higher priced rehabilitation consultants.

Selling, general and administrative expenses were $1,105,147 and $1,133,580 in Fiscal 2000 and Fiscal 1999, respectively.

Interest income increased slightly to $461,257 during Fiscal 2000, as compared to interest income of $452,181 for Fiscal 1999. Miscellaneous income, including commission payments received based upon the net revenues of its sold hospital bill audit division, amounted to $47,684 in Fiscal 2000, as compared with ancillary revenues of $115,967 for Fiscal 1999.


Liquidity and Capital Resources

The Company's primary source of cash is internally generated funds. At March 31, 2000, the Company had working capital of $8,094,047 as compared to working capital of $8,120,621 at March 31, 1999.

For Fiscal 2000, net cash used by operating activities was $26,129. Cash flows used in investing activities totaled $730,897, consisting primarily of $728,790 used for purchases of marketable securities.

The Company continues its review of strategic alternatives for maximizing shareholder value. Potential acquisitions will be evaluated based on their merits within its current line of business, as well as other fields. Management believes that the Company has sufficient cash resources and working capital to meet its capital resource requirements for the foreseeable future.


Forward Looking Statements

Except for the historical information contained herein, the matters discussed in this report on Form 10-KSB and the Company's other periodic reports and other documents incorporated by reference or incorporated herein as exhibits, may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic and market conditions, the potential loss or termination of existing clients and contracts and the ability of the Company to successfully identify and thereafter consummate one or more acquisitions.


Item 7.  Financial Statements.

The financial statements required by this Item are set forth at the pages indicated in Item 13 following page 12 of this report.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The executive officers and directors of the Company are as follows:

           Name                          Age         Position
           ----                          ---         --------
           Gary Gelman                   53          Chairman of the Board,
                                                     President and
                                                     Chief Executive Officer

           Gary J. Knauer                40          Chief Financial Officer,
                                                     Treasurer and Secretary

           Edward M. Elkin, M.D.         61          Director

           Peter Gutmann                 71          Director

Gary Gelman, the founder of the Company, has been Chairman of the Board since July 1, 1985, and President, Chief Executive Officer and a director since inception. Mr. Gelman served as Treasurer from inception to October 1991. Since 1973, Mr. Gelman has also been Chief Executive Officer and a principal of American Para Professional Systems, Inc., which provides nurses who perform physical examinations of applicants for life and/or health insurance for insurance companies. He received a B.A. from Queens College. Since 1996, Mr. Gelman has been Chairman of the Board of Directors of Misonix, Inc., a publicly traded company engaged in the design, development and manufacturing of ultrasonic devices including medical instruments.

Gary J. Knauer joined the Company as its Controller in July 1991 and has served as Chief Financial Officer and Treasurer since October 1991 and as Secretary since March 1993. Before joining the Company, Mr. Knauer was employed from October 1984 to June 1991 by the accounting firm of KPMG LLP. He is a Certified Public Accountant and holds a B.S. from the State University of New York at Binghamton. Since February 1994, Mr. Knauer also serves as Chief Financial Officer of American Para Professional Systems, Inc.

Edward M. Elkin, M.D. has been a director of the Company since July 1, 1985. For more than the past five years, Dr. Elkin has been performing services relating to utilization review and quality assurance in hospitals for the New York State Department of Health. He is certified by the American Board of Pediatrics and the American Board of Quality Assurance and Utilization Review Physicians. He received his B.A. from Harvard College and his M.D. from New York University School of Medicine.

Peter Gutmann has been a director of the Company since July 1, 1985. For more than the past twenty years, he has been a Professor of Economics and Finance at Baruch College, City University of New York and was Chairman of the Economics and Finance Department from 1971 to 1977. He received a B.A. from Williams College, a B.S. from Massachusetts Institute of Technology, an M.A. from Columbia University and a PhD. from Harvard University.

Item 10.  Executive Compensation.

The following table sets forth all plan and non-plan compensation awarded to, earned or paid to the Company's Chief Executive Officer for each of the Company's last two fiscal years. No other executive officer had total annual salary and bonus which exceeded $100,000 during the Company's fiscal year ended March 31, 2000.


                                              SUMMARY COMPENSATION TABLE

                                                                                 Long-Term
                                                                                Compensation
                                            Annual Compensation                     Awards
                                -------------------------------------------   -----------------
Name and                                                     Other Annual                           All Other
Principal           Fiscal         Salary     Bonus          Compensation           Options       Compensation
Position             Year            ($)       ($)              ($)(1)                (#)            ($)(2)
-----------         ------      ------------- ---------     ---------------   ----------------- -------------------
Gary Gelman          2000        $244,311        -               -                    -             $1,636
 Chairman,           1999         244,311        -               -                    -                 -
 President
 and CEO


(1) The aggregate amount of all perquisites and other personal benefits paid to the Chief Executive Officer is not greater than either $50,000 or 10% of the total annual salary and bonus reported.

(2) Consists of matching contributions made by the Company under the 401(k) plan for the fiscal year ended March 31, 2000.

Compensation Plans

The following describes plans adopted by the Company pursuant to which cash or non-cash compensation was paid or distributed during the years ended March 31, 2000 and 1999, or pursuant to which such compensation may be distributed in the future, to the Chief Executive Officer.

401(k) Profit Sharing Plan

The Company sponsors a profit sharing plan covering all employees having reached the age of 21 with one or more years of service. The plan is qualified under
Section 401(k) of the Internal Revenue Code of 1986 (the "Code"). Such plan requires the Company to match participants' contributions to the extent of 10% of such eligible contributions. Under the terms of the plan, there is a vesting requirement with respect to Company contributions, but employees are fully vested in their own salary deferral contributions.

Stock Option Plans

In July 1985, the Company's Board of Directors adopted the 1985 Stock Option Plan (the "1985 Plan"). The 1985 Plan has expired, except as to options outstanding (consisting of 27,500 options outstanding at March 31, 2000), and no additional options may be granted. The 1985 Plan provided for the issuance of up to 400,000 Shares to full-time employees and directors of the Company. Incentive stock options were granted at the fair market value of the Company's Shares at the date of grant. The option terms were determined by the Board of Directors, but no options were granted with a term of more than ten years. The options are not transferable and not exercisable while any previously granted incentive stock options under the 1985 Plan are outstanding, and are exercisable only while the optionee is associated with the Company and for three months thereafter, with certain exceptions.

In March 1991, the Board of Directors adopted the Company's 1991 Stock Option Plan (the "1991 Plan") and in October 1991, the shareholders of the Company ratified, approved and adopted the 1991 Plan. Under the 1991 Plan, a total of 400,000 Shares are reserved for issuance to employees, including directors and officers who may not be salaried employees.

Both incentive and nonstatutory stock options may be granted under the 1991 Plan, at a price to be determined by the option committee, provided, however, that incentive stock options must be granted at an exercise price not less than the fair market value of the Shares on the date of the grant. Such exercise price may be payable in cash or by a combination of cash or Shares with the approval of the committee which administers the 1991 Plan. The term of any option may not exceed ten years from the date of grant. Condi tions of the exercise of options are fixed by a committee appointed by the Board of Directors, consisting of not less than two nor more than five persons.

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

The exercise price of the Shares under each option shall be determined by a fixed committee appointed by the Board of Directors; provided, however, that the exercise price shall not be less than the fair market value of the Shares on the date of the grant. The term of each option pursuant to the 1997 Plan shall be such term as established by the committee appointed by the Board of Directors, in its sole discretion, provided that it shall be for a period not exceeding ten years from the date of the grant.

On July 1, 1999, the Board of Directors granted options to purchase 25,000 Shares under the 1997 Plan at an exercise price of $2.50 to an executive officer.

Both the 1997 and 1991 Plans provide that the number of Shares subject thereto and the outstanding options and their exercise prices are to be appropriately adjusted for mergers, consolidations, recapitalizations, stock dividends, stock splits or combinations of shares.

The current option committee appointed by the Board of Directors to administer the Company's stock option plans consists of Messrs. Gelman, Gutmann and Elkin. The Board of Directors may at any time terminate or from time to time amend or alter any of the existing stock option plans.


                     Aggregated Option/SAR Exercises in 2000
                          and FY-End Option/SAR Values
                          ----------------------------

The following table summarizes the number and dollar value of unexercised stock options at March 31, 2000 for the Chief Executive Officer.


                                                                                                 Value of
                                                                                Number of        Unexercised
                                                                                Unexercised      In-the-Money
                                                                                Options at       Options at
                                                                Value           FY-End (#)       FY-End ($)(1)
                                    Shares Acquired            Realized         Exercisable/     Exercisable/
Name                                on Exercise(#)                ($)           Unexercisable    Unexercisable
----------------------------------- ---------------           ------------      -------------    -------------
Gary Gelman,                               -                       -              400,000/-      $425,000/-
   Chairman of the Board,
   President and CEO

(1) The closing price of the Company's Shares on March 31, 2000 as reported by the NASDAQ National Market System was $2.625 per Share.

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

Director Compensation

The Company's policy is to pay its non-employee directors a uniform fee of $400 for each Board of Directors meeting and/or Audit Committee meeting attended in person.

Option Grants in Last Fiscal Year

No options were granted to the Chief Executive Officer during the fiscal year ended March 31, 2000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table and notes thereto sets forth information regarding the beneficial ownership of the Company's Shares as of June 16, 2000 by (i) each person known by the Company to be the beneficial owner of more than 5% of such voting security, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group. The percentages have been calculated by taking into account all Shares owned on the record date as well as all such Shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the Shares owned.




                                                Amount and Nature
Name and Address                                of Beneficial            Percent of Voting
of Beneficial Owner                             Ownership (1)(4)            Securities (1)
-------------------                          ---------------------      ---------------------
Gary Gelman(2)                                     2,696,400                   57.7%
Peter Gutmann(2)                                      80,000(3)                 1.9%
Edward M. Elkin, M.D.(2)                              60,200                    1.4%
Gary J. Knauer(2)                                     74,000                    1.7%
D.H. Blair Investment Corp.                          423,824(5)                 9.9%
All executive officers and directors
   as a group (four persons)                       2,910,600                   60.4%

----------------

(1) Based on a total of 4,273,500 Shares issued and outstanding and 548,000 Shares issuable upon the exercise of presently exercisable stock options by persons described in the preceding table.

(2)  Address is c/o the Company, One Jericho Plaza, Jericho, N.Y. 11753.

(3) Includes 4,000 Shares owned by the wife of Mr. Gutmann, as to which beneficial ownership is disclaimed by the respective reporting person.

(4) Includes the presently exercisable portions of outstanding stock options (aggregating 548,000 Shares) which, in the case of Messrs. Gelman, Gutmann, Elkin, and Knauer are 400,000, 34,000, 40,000, and 74,000 Shares,
     respectively.

(5) These Shares are owned of record by D.H. Blair Investment Banking Corp., whose address is 44 Wall Street, New York, New York ("Blair Investment") (385,824 Shares), by Mr. J. Morton Davis' wife (16,200 Shares) and by Rivkalex Corporation, a private corporation controlled by Mr. Davis' wife (21,800 Shares). Mr. Davis has reported Blair Investment's Shares as being beneficially owned by himself but has disclaimed ownership of the 21,800 Shares and 16,200 Shares described in this table owned by Rivkalex Corporation and by Mr. Davis' wife, respectively.


Item 12.  Certain Relationships and Related Transactions.

    None.

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K.

Documents filed with this report

        1.    Financial Statements:
              --------------------

              Independent Auditors' Report

              Consolidated Balance Sheets as of March 31, 2000 and 1999

              Consolidated Statements of Operations for the years ended March 31, 2000 and 1999

              Consolidated Statements of Stockholders' Equity for the years ended March 31, 2000 and 1999

              Consolidated Statements of Cash Flows for the years ended March 31, 2000 and 1999

              Notes to Consolidated Financial Statements

              Financial Statement Schedules

              Financial statement schedules have been omitted because the required information is inapplicable or because the information is presented in the financial statements or related notes.

        2.    10.1   Lease Renewal Agreement dated May 16, 2000 between Gateway
                     Associates as Owner and RPM Rehabilitation & Associates,
                     Inc. as tenant with respect to the premises at 901 E. 2nd
                     Avenue, Spokane, Washington.


              23     Consent of Independent Auditors.
              27     Financial Data Schedule.

Exhibits

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

        The following was filed as an Exhibit to the Company's Registration Statement on Form S-8 (File No. 333-39071) and is incorporated by reference herein:

        1.    1997 Stock Incentive Plan.

        The following was filed as an exhibit to the Company's Annual Report on Form 10-K for its year ended March 31, 1996 and is incorporated by reference herein:

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

Reports on Form 8-K

        There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AMERICAN CLAIMS EVALUATION, INC.


                                           By:  /s/ Gary Gelman
                                               ---------------------------------
                                               Gary Gelman
                                               Chairman of the Board, President
                                               and Chief Executive Officer

DATE:         June 23, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURES                                     TITLE                                  DATE
----------                                     -----                                  ----
 /s/ Gary Gelman                         Chairman of the Board,                    June 23, 2000
------------------------------------     President and Chief
Gary Gelman                              Executive Officer
                                         (Principal Executive Officer)


 /s/ Gary J. Knauer                      Chief Financial Officer,                  June 23, 2000
-------------------------------------    Treasurer (Principal Financial
Gary J. Knauer                           and Accounting Officer)
                                         and Secretary


 /s/ Edward M. Elkin                     Director                                  June 23, 2000
------------------------------------
Edward M. Elkin, M.D.


 /s/ Peter Gutmann                       Director                                  June 23, 2000
-------------------------------------
Peter Gutmann

                        AMERICAN CLAIMS EVALUATION, INC.
                                 AND SUBSIDIARY

                        Consolidated Financial Statements
                                  (Form 10-KSB)

                             March 31, 2000 and 1999

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS


                                                                                   PAGE

Independent Auditors' Report                                                        F-1

Consolidated Financial Statements:
    Consolidated Balance Sheets as of March 31, 2000 and 1999                       F-2
    Consolidated Statements of Operations for the years ended
       March 31, 2000 and 1999                                                      F-3
    Consolidated Statements of Stockholders' Equity for the years ended
       March 31, 2000 and 1999                                                      F-4
    Consolidated Statements of Cash Flows for the years ended
       March 31, 2000 and 1999                                                      F-5
    Notes to Consolidated Financial Statements                                      F-6



Financial statement schedules have been omitted as the required information is inapplicable or the information is presented in the related notes to the consolidated financial statements.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
American Claims Evaluation, Inc.:


We have audited the accompanying consolidated balance sheets of American Claims Evaluation, Inc. and subsidiary as of March 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Claims Evaluation, Inc. and subsidiary, as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2000 in conformity with generally accepted accounting principles.


                                                    KPMG LLP

Melville, New York
May 22, 2000

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                             March 31, 2000 and 1999


                     Assets                                                            2000           1999
                                                                                  -----------     -----------
Current assets:
    Cash and cash equivalents                                                     $ 7,452,395       8,209,421
    Marketable securities                                                             644,240               -
    Accounts receivable (net of allowance for doubtful accounts of
       $1,000 in 2000 and 1999)                                                        88,429          88,991
    Prepaid expenses                                                                   21,886          19,380
    Deferred income taxes                                                              15,677           1,527
                                                                                  -----------     -----------
              Total current assets                                                  8,222,627       8,319,319

Property and equipment, net                                                            40,079          54,756
Excess cost over fair value of net assets acquired, net of
    accumulated amortization of $212,114 and $179,689
    in 2000 and 1999, respectively                                                    436,386         468,811
                                                                                  -----------     -----------

                                                                                  $ 8,699,092       8,842,886
                                                                                  ===========     ===========

                      Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                              $    18,503          50,122
    Accrued expenses                                                                   78,691          97,801
    Income taxes payable                                                               31,386          50,775
                                                                                  -----------     -----------

              Total current liabilities                                               128,580         198,698
                                                                                  -----------     -----------

Commitments

Stockholders' equity:
    Common stock, $.01 par value -10,000,000 shares
       authorized; 4,450,000 shares issued; 4,273,500
       shares outstanding                                                              44,500          44,500
    Additional paid-in capital                                                      3,515,699       3,515,699
    Accumulated other comprehensive loss                                              (68,600)              -
    Retained earnings                                                               5,377,130       5,382,206
                                                                                  -----------     -----------
                                                                                    8,868,729       8,942,405

Treasury shares, at cost, 176,500 shares                                             (298,217)       (298,217)
                                                                                  -----------     -----------

              Total stockholders' equity                                            8,570,512       8,644,188
                                                                                  -----------     -----------

                                                                                  $ 8,699,092     $ 8,842,886
                                                                                  ===========     ===========


See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                       Years ended March 31, 2000 and 1999


                                                                            2000             1999
                                                                     ----------------  ---------------
Revenues                                                             $     1,109,286       1,169,436
Cost of services                                                             510,706         511,080
                                                                     ----------------  ---------------
                  Gross margin                                               598,580         658,356

Selling, general and administrative expenses                               1,105,147       1,133,580
                                                                     ----------------  ---------------
                  Operating loss                                            (506,567)       (475,224)

Other income:
    Interest income                                                          461,257         452,181
    Gain on sale of marketable securities                                        550               -
    Miscellaneous income                                                      47,684         115,967
                                                                     ----------------  ---------------
                  Earnings from operations before
                    provision for income taxes                                 2,924          92,924

Provision for income taxes                                                     8,000          33,000
                                                                     ----------------  ---------------

                  Net earnings (loss)                                $        (5,076)         59,924
                                                                     ================  ===============

Net earnings (loss) per share - basic                                $          0.00            0.01
                                                                     ================  ===============

Net earnings (loss) per share - diluted                              $          0.00            0.01
                                                                     ================  ===============
Weighted average shares - basic                                            4,273,500       4,273,500

Potential dilutive shares                                                          -         111,377
                                                                     ----------------  ---------------
Weighted average shares - diluted                                          4,273,500       4,384,877
                                                                     ================  ===============

See accompanying notes to consolidated financial statements.

                   AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                       Years ended March 31, 2000 and 1999

                                                                                 Accum-
                                                                                 ulated
                                                                                 other
                                           Common stock        Additional        compre-
                                           ------------         paid-in          hensive       Retained
                                      Shares       Par value    capital           loss         earnings
                                    ----------    ----------   ----------       ---------     ----------

Balance at March 31, 1998            4,450,000        44,500   $3,515,699              --      5,322,282

Net earnings                                --            --           --              --         59,924
                                    ----------    ----------   ----------       ---------     ----------
Balance at March 31, 1999            4,450,000        44,500    3,515,699              --      5,382,206

Comprehensive loss:
  Net loss                                  --            --           --              --         (5,076)
  Unrealized loss on available-for-
    sale marketable securities, net
    of tax benefit of $12,150               --            --           --         (68,600)            --

Total comprehensive loss

Balance at March 31, 2000            4,450,000        44,500   $3,515,699         (68,600)     5,377,130
                                    ==========    ==========   ==========       ==========     =========



                                                                       Total
                                             Treasury stock            stock-
                                             --------------            holders'
                                         Shares        Amount          equity
                                        -------      ---------       ----------

Balance at March 31, 1998               176,500     (298,217)        8,584,264

Net earnings                                 --           --            59,924
                                     ----------    ----------        ----------

Balance at March 31, 1999               176,500     (298,217)        8,644,188

Comprehensive loss:
  Net loss                                   --           --            (5,076)
  Unrealized loss on available-for
    sale marketable securities, ne
    of tax benefit of $12,150                --           --           (68,600)
                                                                     ----------
Total comprehensive loss                                               (73,676)
                                                                     ----------
Balance at March 31, 2000               176,500     (298,217)        8,570,512
                                     ==========   ==========         ==========




See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                       Years ended March 31, 2000 and 1999



                                                                    2000              1999
                                                                 ----------        ----------
Cash flows from operating activities:
    Net earnings (loss) from continuing operations               $   (5,076)           59,924
                                                                 ----------       -----------
    Adjustments to reconcile net earnings (loss) to net cash
       provided by (used in) continuing operations:
         Depreciation and amortization                               53,559            74,339
         Gain on sale of marketable securities                         (550)                -
         Deferred income taxes                                       (2,000)           (4,000)
         Changes in assets and liabilities:
            Accounts receivable                                         562             1,487
            Prepaid expenses                                         (2,506)            8,368
            Accounts payable                                        (31,619)            7,347
            Accrued expenses                                        (19,110)           (3,231)
            Income taxes payable                                    (19,389)           48,045
                                                                 ----------       -----------
                                                                    (21,053)          132,355
                                                                 ----------       -----------

                   Net cash provided by (used in) operating
                     activities of continuing operations            (26,129)          192,279
                                                                 ----------       -----------
Net cash flows used in discontinued operations                            -           (86,204)
                                                                 ----------       -----------
Cash flows from investing activities:
    Purchases of marketable securities                             (728,790)                -
    Proceeds from sales of marketable securities                      4,350                 -
    Capital expenditures, net                                        (6,457)           (2,614)
                                                                 ----------       -----------

                   Net cash used in investing activities           (730,897)           (2,614)
                                                                 ----------       -----------
Net increase (decrease) in cash and cash equivalents               (757,026)          103,461

Cash and cash equivalents - beginning of year                     8,209,421         8,105,960
                                                                 ----------       -----------
Cash and cash equivalents - end of year                          $7,452,395         8,209,421
                                                                 ==========       ===========
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Income taxes                                              $   30,084           10,511
                                                                 ===========     ============




See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2000 and 1999


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

       (d)    CASH AND CASH EQUIVALENTS

              All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash equivalents are comprised of short-term commercial paper of $6,983,206 and $7,954,166 as of March 31, 2000 and 1999, respectively.

       (e)    MARKETABLE SECURITIES

              The Company classifies its investments in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. These marketable securities have been classified as available-for-sale securities and as a result are recorded at fair value. Fair value is determined based on quoted market prices. Unrealized losses, net of taxes, are reported as accumulated other comprehensive loss as a separate component of stockholders' equity. For purposes of determining realized gains and losses, the cost of marketable securities sold is based upon the first-in, first-out method.

       (f)    PROPERTY AND EQUIPMENT

              Property and equipment is stated at cost, less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets.

       (g)    GOODWILL

              The excess of cost over fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over a period of twenty years. Amortization expense amounted to $32,425 for

                                                                 (Continued)

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2000 and 1999


              each of the years ended March 31, 2000 and 1999 and is included in selling, general and administrative expenses in the consolidated statements of operations.

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

       (h)    INCOME TAXES

              The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted tax rates expected to be in effect when such amounts are realized and settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (i)    EARNINGS PER SHARE

              Basic earnings per share are computed on the weighted average common shares outstanding. Diluted earnings per share reflects the maximum dilution from potential common shares issuable pursuant to the exercise of stock options, if dilutive, outstanding during each period. Employee stock options totaling 595,500 and 206,500 for the years ended March 31, 2000 and 1999, respectively, were not included in the net earnings (loss) per share calculations because their effect would have been anti-dilutive.

       (j)    FAIR VALUE OF FINANCIAL INSTRUMENTS

              The book values of the Company's monetary assets and liabilities approximate fair value as a result of the short term nature of such assets and liabilities.

       (k)    USE OF ESTIMATES

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                                                               (Continued)

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2000 and 1999


       (l)    COMPREHENSIVE LOSS

              SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and presentation of comprehensive income and its components. SFAS No. 130 requires unrealized losses on the Company's available-for-sale marketable securities to be included in other comprehensive loss which is presented in the consolidated statements of stockholders' equity. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position, results of operations or cash flows.


(2)    MARKETABLE SECURITIES

       At March 31, 2000, marketable securities were classified as available-for-sale. A summary of marketable securities information related to cost, fair value and unrealized holding losses at March 31, 2000 is as follows:

                                                    UNREALIZED
                                                     HOLDING        FAIR
                                       COST          LOSSES         VALUE
                                   -----------      ----------    ----------
        Equity securities          $  724,990        (80,750)       644,240
                                   ===========      ==========    ==========


(3)    PROPERTY AND EQUIPMENT

       Property and equipment at March 31, 2000 and 1999 consist of the following:


                                                                     ESTIMATED
                                            2000         1999       USEFUL LIFE
                                         ----------   ----------   -------------


        Equipment                        $  296,671     290,214       5 years
        Furniture and fixtures               72,366      72,366    5 to 10 years
                                         -----------  ----------
                                            369,037     362,580

        Less accumulated depreciation       328,958     307,824
                                         -----------  ----------

                                         $   40,079      54,756
                                         ===========  ==========


       Depreciation expense for the years ended March 31, 2000 and 1999 amounted to $21,134 and $41,914, respectively.

                                                                  (Continued)

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2000 and 1999


(4)    INCOME TAXES

       Income tax expense (benefit) for the years ended March 31, 2000 and 1999 is comprised of the following:

                                             YEAR ENDED MARCH 31,
                                           ------------------------
                                               2000         1999
                                           -----------   ----------
               Current:
                   Federal                 $   8,000       36,000
                   State                       2,000        1,000
                                           -----------   ----------
                                              10,000       37,000

               Deferred:
                   Federal                    (2,000)      (4,000)
                                           -----------   ----------
                                           $   8,000       33,000
                                           ===========   ==========


       The actual provision for income taxes differed from that which would have resulted when applying the statutory Federal income tax rate as a result of the following items:

                                                         YEAR ENDED MARCH 31,
                                                 ------------------------------------
                                                    2000                  1999
                                                 ----------------    ----------------
         Expected income tax provision at
              the statutory Federal tax rate     $  1,000      34%   $   32,000    34%
         State taxes, net of Federal tax
              benefit                               1,000      34             -     -
         Amortization of goodwill                  11,000     376        11,000    12
         Benefit of graduated rates                (5,000)   (170)      (11,000)  (11)
         Other, net                                     -       -         1,000     1
                                                 --------    ----    ----------  ----
         Actual income tax provision             $  8,000     274%   $   33,000    36%
                                                 ========    ====    ==========  ====


       The tax effects of temporary differences that give rise to the deferred tax assets at March 31, 2000 and 1999 are as follows:

                                                              2000         1999
                                                           ---------     -------
          Deferred tax assets:
             Depreciation                                  $   3,527       1,527
             Unrealized loss on marketable securities         12,150           -
                                                           ---------     -------
                                                           $  15,677       1,527
                                                           =========     =======

                                                               (Continued)

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2000 and 1999


(5)    MAJOR CUSTOMER

       The Company has one customer who accounted for 66% and 69% of revenues for the years ended March 31, 2000 and 1999, respectively. Services are performed by the Company for this customer under two separate contracts which expire on January 1, 2001. The renewal of these contracts can not be assured and the loss of these contracts would have a material effect on the consolidated financial statements. The Company also has a customer who accounted for 13% and 11% of revenues for the years ended March 31, 2000 and 1999, respectively.


(6)    STOCK OPTIONS

       The Company has three stock option plans, the 1985 Stock Option Plan (1985 Plan), the 1991 Stock Option Plan (1991 Plan) and the 1997 Incentive Stock Option Plan (1997 Plan). The 1985 Plan, which provided for the granting of 400,000 stock options of the Company's common stock, expired except as to options outstanding. The 1991 Plan provides for the granting of 400,000 stock options, which may be incentive or non-qualified stock options, to directors and employees. The 1991 Plan also provides for stock appreciation rights. No such rights have been granted as of March 31, 2000. The 1997 Plan provides for incentive or non-qualified stock options to be granted to key employees, officers, directors, independent contractors and consultants of the Company, for the purchase of up to 750,000 shares.

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

       Changes in the options outstanding during the years ended March 31, 2000 and 1999 are summarized in the following table:

                                                                 WEIGHTED
                                              NO. OF              AVERAGE
                                              SHARES          EXERCISE PRICE
                                            ----------        ---------------
           Balance - March 31, 1998            550,500        $    1.70

           Fiscal 1999:
               Options granted                  20,000             2.25
                                            ----------             ----

           Balance - March 31, 1999            570,500             1.72

           Fiscal 2000:
               Options granted                  25,000             2.50
                                            ----------            -----

           Balance - March 31, 2000            595,500        $    1.75
                                            ==========            =====

                                                                   (Continued)

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2000 and 1999


       As of March 31, 2000, 6,000 and 370,000 options were available for grant under the 1991 Plan and 1997 Plan, respectively.

       The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at March 31, 2000:


                                                               WEIGHTED
                                                                AVERAGE
                                                               EXERCISE        WEIGHTED
                                                               PRICE OF         AVERAGE
                                  NUMBER OF OPTIONS           EXERCISABLE     CONTRACTUAL
          EXERCISE PRICE      OUTSTANDING      EXERCISABLE      OPTIONS     LIFE REMAINING
          --------------      ------------     -----------    ----------    --------------

        $1.25                     300,000        300,000         $1.25          7 years
        $1.82 - $2.50             295,500        246,750         $2.24         4.8 years
                               ----------     ----------         -----         ---------

                                  595,500        546,750         $1.70         5.5 years
                               ==========     ==========         =====         =========


       The Company has adopted the "disclosure only" provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and will continue to use the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for the Company's stock option plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards during the years ended March 31, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                           2000          1999
                                                       ----------    ----------
             Net earnings (loss):
                  As reported                          $  (5,076)      59,924
                  Pro forma                              (30,589)      42,339

             Basic net earnings (loss) per share:
                  As reported                                .00          .01
                  Pro forma                                 (.01)         .01

             Diluted net earnings (loss) per share:
                  As reported                                .00          .01
                  Pro forma                                 (.01)         .01

                                                               (Continued)

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2000 and 1999



       The weighted average fair value per stock option granted was $1.45 and $1.03 for those options granted in the years ended March 31, 2000 and 1999, respectively. The Company estimated the fair values using the Black-Scholes option pricing model, using the following assumptions:

                                                      2000           1999
                                                   ----------     -----------

           Expected dividend yield                      -              -
           Risk-free interest rate                   6.00%          6.00%
           Expected stock price volatility          59.00%         55.00%
           Expected option lives (years)             7.5             7.5


       The pro forma effects on net earnings (loss) and net earnings (loss) per share for the years ended March 31, 2000 and 1999 may not be representative of the pro forma effects in future years since compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extend beyond the reported years.


(7)    RETIREMENT PLAN

       The Company sponsors a retirement plan pursuant to section 401(k) of the Internal Revenue Code (the "Code") for all employees meeting certain service requirements. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code. The plan provides for a matching contribution by the Company which amounted to $8,597 and $2,917 for the years ended March 31, 2000 and 1999, respectively.


(8)    COMMITMENTS

       Rental expense under non-cancelable operating leases for office space amounted to $131,966 and $132,990 for the years ended March 31, 2000 and 1999, respectively. Minimum lease payments under non-cancelable operating leases, exclusive of future escalation charges, as of March 31, 2000 are as follows:

              2001                                    $     118,000
              2002                                          116,000
              2003                                          118,000
              2004                                           97,000
              2005                                           53,000
              2006 and thereafter                            13,000
                                                         -----------

              Total minimum lease payments            $     515,000
                                                         ===========
                                      F-12