Form 10QSB
period 2000-06-30
AMERICAN CLAIMS EVALUATION INC
filed 2000-08-10
CIK 774517

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

              {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2000
                                                  -------------

             { } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                 For the transition period from         to
                                                -------    ----------

                         Commission File Number: 0-14807

                        AMERICAN CLAIMS EVALUATION, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          New York                                       11-2601199
-------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

              One Jericho Plaza, Jericho New York           11753
           -----------------------------------------      ----------
           (Address of principal executive  offices)      (Zip Code)

                                 (516) 938-8000
    -------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 Not applicable
    -------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes   X     No
                                                       ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's common stock, par value $.01, was 4,273,500 as of July 31, 2000.

Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                               -----     ------

                        AMERICAN CLAIMS EVALUATION, INC.

                                      INDEX


                                                                                                 Page No.
PART I  - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                  Consolidated Balance Sheets as of June 30, 2000
                           (unaudited) and March 31, 2000                                            3

                  Consolidated Statements of Operations for the Three Months
                           ended June 30, 2000 and 1999 (unaudited)                                  4

                  Consolidated Statements of Cash Flows for the Three Months
                           ended June 30, 2000 and 1999 (unaudited)                                  5

                  Notes to Consolidated Financial Statements                                         6

Item 2.   Management's Discussion and Analysis or Plan of Operation                                  8

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                           9

SIGNATURES                                                                                          10


                          PART I. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                                                Jun.30,2000             Mar.31,2000
                                                                                -----------             -----------
                                                                                (Unaudited)
                                     Assets

Current Assets:
         Cash and cash equivalents                                                $7,393,204             7,452,395
         Marketable securities                                                       478,581               644,240
         Accounts receivable, net                                                     93,529                88,429
         Prepaid expenses                                                             22,199                21,886
         Deferred tax asset                                                           51,127                15,677
                                                                                  ----------            ----------
                  Total current assets                                             8,038,640             8,222,627

Property and equipment, net                                                           36,310                40,079
Excess cost over fair value of net assets acquired, net                              428,280               436,386
                                                                                  ----------            ----------
                                                                                  $8,503,230             8,699,092
                                                                                   =========             =========

                      Liabilities and Stockholders' Equity

Current liabilities:
         Accounts payable                                                         $   18,905                18,503
         Accrued expenses                                                             80,674                78,691
         Income taxes payable                                                         32,310                31,386
                                                                                  ----------            ----------
                  Total current liabilities                                          131,889               128,580
                                                                                  ----------            ----------

Stockholders' equity:
         Common stock, $.01 par value;
             10,000,000 shares authorized;
             4,450,000 shares issued; 4,273,500
             shares outstanding                                                       44,500                44,500
         Additional paid-in capital                                                3,515,699             3,515,699
         Accumulated other comprehensive loss                                       (269,600)              (68,600)
         Retained earnings                                                         5,378,959             5,377,130
                                                                                   ---------             ---------
                                                                                   8,669,558             8,868,729

         Treasury shares, at cost, 176,500 shares                                   (298,217)             (298,217)
                                                                                   ---------            ----------
         Total stockholders' equity                                                8,371,341             8,570,512
                                                                                   ---------             ---------
                                                                                  $8,503,230             8,699,092
                                                                                   =========             =========

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                                                             Three months ended
                                                                                             ------------------
                                                                                       Jun. 30, 2000    Jun. 30, 1999
                                                                                       -------------    -------------

Revenues                                                                                  $  270,342          267,044
Cost of services                                                                             127,457          119,153
                                                                                          ----------         --------

         Gross margin                                                                        142,885          147,891

Selling, general and administrative expenses                                                 262,208          266,393
                                                                                          ----------         --------

         Operating loss                                                                     (119,323)        (118,502)

Other income:
         Interest income                                                                     122,152          103,663
         Miscellaneous income                                                                  1,000           13,830
                                                                                          ----------         --------

         Earnings (loss) before provision
                  for income taxes                                                             3,829           (1,009)

Provision for income taxes                                                                     2,000            1,000
                                                                                          ----------         --------

         Net earnings (loss)                                                                 $ 1,829           (2,009)
                                                                                          ==========         =========

Net earnings (loss) per share:
         Basic                                                                               $   .00              .00
                                                                                          ==========         =========
         Diluted                                                                             $   .00              .00
                                                                                          ==========         =========

Weighted average common shares outstanding:
         Basic                                                                             4,273,500        4,273,500
                                                                                          ==========         =========
         Diluted                                                                           4,423,134        4,273,500
                                                                                          ==========         =========








See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                       Three months ended
                                                                                       -------------------
                                                                                 Jun.30,2000        Jun.30,1999
                                                                                 -----------        -----------
Cash flows from operating activities:
     Net earnings (loss)                                                          $    1,829             (2,009)
                                                                                ------------        -----------
     Adjustments to reconcile net earnings (loss)
         to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                    11,875             14,276
     Changes in assets and liabilities:
         Accounts receivable                                                          (5,100)              (676)
         Prepaid expenses                                                               (313)            (1,554)
         Accounts payable                                                                402              2,735
         Accrued expenses                                                              1,983            (24,665)
         Income taxes payable                                                            924            (21,500)
                                                                               -------------         ----------
                                                                                       9,771            (31,384)
                                                                                ------------         ----------
         Net cash provided by (used in) operating activities                          11,600            (33,393)
                                                                                 -----------         ----------

Cash flows from investing activities:
     Purchases of marketable securities                                              (70,791)                 -
                                                                                  ----------   ----------------

Net decrease in cash and cash equivalents                                            (59,191)           (33,393)

Cash and cash equivalents at beginning of period                                   7,452,395          8,209,421
                                                                                   ---------          ---------

Cash and cash equivalents at end of period                                        $7,393,204          8,176,028
                                                                                   =========          =========

Supplemental disclosure of cash flow information:
     Income taxes paid                                                            $    1,076             22,500
                                                                                   =========          =========










See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


General

The accompanying unaudited consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report to Shareholders for the year ended March 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made to present fairly the financial position, results of operations and cash flows as of and for the periods shown.

Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net earnings
(loss) per share for the three months ended June 30, 2000 and 1999:

                                                                             Three months          Three months
                                                                            ended 06/30/00        ended 06/30/99
                                                                            --------------        --------------
Numerator:
         Net earnings (loss)                                                 $     1,829                  (2,009)
                                                                              ==========             ===========

Denominator:
         Denominator for basic earnings (loss)
              per share - weighted average shares                              4,273,500               4,273,500
         Effect of dilutive securities:
              Stock options                                                      149,634                      -
                                                                              ----------             -----------
         Denominator for diluted earnings (loss)
              per share                                                        4,423,134               4,273,500
                                                                              ==========             ===========

Basic earnings (loss) per share                                              $       .00            $        .00
                                                                              ==========             ===========

Diluted earnings (loss) per share                                            $       .00            $        .00
                                                                              ==========             ===========

Employee stock options totaling 229,000 and 570,500 for the three months ended June 30, 2000 and 1999, respectively, were not included in the net earnings
(loss) per share calculations because their effect would have been anti-dilutive.

Marketable Securities

Marketable securities at June 30, 2000 consist of equity securities which have been classified as available for sale securities. As a result, they are recorded at fair value which is determined based on quoted market prices. Unrealized losses, net of taxes, are reported as accumulated other comprehensive loss as a separate component of stockholders' equity.

Comprehensive Loss

Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, establishes standards for reporting and presentation of comprehensive income and its components. SFAS No. 130 requires unrealized losses on the Company's available for sale marketable securities to be included in other comprehensive loss. Comprehensive loss for the three months ended June 30, 2000 and 1999 was $199,171 and $2,009, respectively.

Item 2 - Management's Discussion and Analysis or Plan of Operations

Results of Operations - Three Months ended June 30, 2000 and 1999

Revenues for the three months ended June 30, 2000 totaled $270,342 as compared with the $267,044 reported for the corresponding period ended June 30, 1999. This represents an increase of approximately 1.2%.

The cost of services was 47.1% of revenues for the three months ended June 30, 2000, as compared to 44.6% of revenues in the same period last year due to a larger percentage of cases being completed by higher priced rehabilitation consultants.

Selling, general and administrative expenses for the quarter ended June 30, 2000 decreased slightly to $262,208 from $266,393 for the three months ended June 30, 1999.

Liquidity and Capital Resources

At June 30, 2000, the Company had working capital of $7,906,751 as compared to working capital of $8,094,047 at March 31, 2000. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.

The cost of marketable securities held at June 30, 2000 was $795,781. The fair value of these equity securities is based on quoted market prices. Accordingly, unrealized losses (net of applicable deferred taxes) of $269,600 have been recorded to reduce the carrying value of these securities to market value and are reported in accumulated other comprehensive loss as a separate component of stockholders' equity.

During the three months ended June 30, 2000, cash flows used in investing activities consisted of purchases of marketable securities totaling $70,791. Subsequent to June 30, 2000, the Company purchased additional marketable securities at a cost of $360,500.

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

                  (b)  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                AMERICAN CLAIMS EVALUATION,  INC.



Date:  July 31, 2000            By:     /s/ Gary Gelman
                                    -------------------------------------------
                                       Gary Gelman
                                       Chairman of the Board,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



Date:  July 31, 2000            By:     /s/ Gary J. Knauer
                                    -------------------------------------------
                                       Gary J. Knauer
                                       Chief Financial Officer, Treasurer
                                       (Principal Financial and Accounting
                                       Officer) and Secretary