Form 10QSB
period 2000-09-30
AMERICAN CLAIMS EVALUATION INC
filed 2000-11-13
CIK 774517

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
              (MARK ONE)

              {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                               ------------------

             { } TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                  For the transition period from _____ to _____

                         Commission file number: 0-14807

                        AMERICAN CLAIMS EVALUATION, INC.
        (Exact name of small business issuer as specified in its charter)

                    New York                                     11-2601199
      -------------------------------                      ---------------------
      (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                       Identification No.)

                   One Jericho Plaza, Jericho, New York 11753
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (516) 938-8000
                           ---------------------------
                           (Issuer's telephone number)

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      ---    ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's common stock, par value $.01, was 4,273,500 as of November 6, 2000.

Transitional Small Business Disclosure Format (check one): Yes ___   No _X_

                        AMERICAN CLAIMS EVALUATION, INC.

                                      INDEX


                                                                        PAGE NO.
                                                                        --------
PART I  - FINANCIAL INFORMATION

Item 1.   Financial Statements

               Consolidated Balance Sheets as of
                     September 30, 2000 (unaudited) and March 31, 2000         3

               Consolidated Statements of Operations
                     for the Three Months and Six Months ended
                     September 30, 2000 and 1999 (unaudited)                   4

               Consolidated Statements of Cash Flows
                     for the Six Months ended
                     September 30, 2000 and 1999 (unaudited)                   5

               Notes to Consolidated Financial Statements (unaudited)          6

Item 2.   Management's Discussion and Analysis or Plan of Operation            8

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                     9

SIGNATURES                                                                    10

                          PART I-FINANCIAL INFORMATION

ITEM 1.-FINANCIAL STATEMENTS.
-------

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                       Sep.30,2000  Mar.31,2000
                                                       -----------  -----------
                                                       (Unaudited)
                                     Assets
                                     ------

Current Assets:
      Cash and cash equivalents                         $6,915,289    7,452,395
      Marketable securities                                500,649      644,240
      Accounts receivable, net                             104,330       88,429
      Prepaid expenses                                      17,868       21,886
      Deferred tax asset                                   106,587       15,677
                                                        ----------    ---------
             Total current assets                        7,644,723    8,222,627

Property and equipment, net                                124,624       40,079
Excess cost over fair value of net assets acquired, net    420,174      436,386
                                                        ----------    ---------
                                                        $8,189,521    8,699,092
                                                        ==========    =========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
      Accounts payable                                  $   24,779       18,503
      Accrued expenses                                      64,442       78,691
      Income taxes payable                                  41,286       31,386
                                                        ----------    ---------
             Total current liabilities                     130,507      128,580
                                                        ----------    ---------

Stockholders' equity:
      Common stock, $.01 par value -
        10,000,000 shares authorized; 4,450,000
        shares issued; 4,273,500 shares outstanding         44,500       44,500
      Additional paid-in capital                         3,515,699    3,515,699
      Accumulated other comprehensive loss                (584,040)     (68,600)
      Retained earnings                                  5,381,072    5,377,130
                                                        ----------    ---------
                                                         8,357,231    8,868,729
      Treasury shares, at cost, 176,500 shares            (298,217)    (298,217)
                                                        ----------    ---------
             Total stockholders' equity                  8,059,014    8,570,512
                                                        ----------    ---------
                                                        $8,189,521    8,699,092
                                                        ==========    =========

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                   (Unaudited)

                              THREE MONTHS ENDED           SIX MONTHS ENDED
                        --------------------------- ----------------------------
                        SEP. 30, 2000 SEP. 30, 1999 SEP. 30, 2000  SEP. 30, 1999
                        ------------- ------------- -------------  -------------
Revenues                  $  276,482      282,103       546,824        549,147

Cost of services             128,851      133,019       256,308        252,172
                          ----------    ---------     ---------      ---------

  Gross margin               147,631      149,084       290,516        296,975

Selling, general and
  administrative expenses    265,101      279,607       527,309        546,000
                          ----------    ---------     ---------      ---------

  Operating loss            (117,470)    (130,523)     (236,793)      (249,025)

Other income:
  Interest income            121,583      115,977       243,735        219,640
  Miscellaneous income            --       11,284         1,000         25,114
                          ----------    ---------     ---------      ---------

Earnings (loss) before
  provision for
  income taxes                 4,113       (3,262)        7,942         (4,271)

Provision for income
  taxes                        2,000        1,000         4,000          2,000
                          ----------    ---------     ---------      ---------

Net earnings (loss)       $    2,113       (4,262)        3,942         (6,271)
                          ==========    =========     =========      =========

Net earnings (loss)
  per share:
  Basic                   $      .00          .00           .00            .00
                          ==========    =========     =========      =========
  Diluted                 $      .00          .00           .00            .00
                          ==========    =========     =========      =========

Weighted average common
  shares outstanding:
  Basic                    4,273,500    4,273,500     4,273,500      4,273,500
                          ==========    =========     =========      =========
  Diluted                  4,430,339    4,273,500     4,426,736      4,273,500
                          ==========    =========     =========      =========

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                          SIX MONTHS ENDED
                                                     --------------------------
                                                     SEP.30,2000    SEP.30,1999
                                                     -----------    -----------
Cash flows from operating activities:
   Net earnings (loss)                               $    3,942         (6,271)
                                                     ----------     ----------
   Adjustments to reconcile net earnings (loss)
      to net cash provided by (used in)
      operating activities:
       Depreciation and amortization                     28,566         28,099
       Changes in assets and liabilities:
          Accounts receivable                           (15,901)         7,036
          Prepaid expenses                                4,018          2,974
          Accounts payable                                6,276        (15,253)
          Accrued expenses                              (14,249)       (28,287)
          Income taxes payable                            9,900        (20,500)
                                                     ----------     ----------
                                                         18,610        (25,931)
                                                     ----------     ----------
       Net cash provided by (used in)
          operating activities                           22,552        (32,202)
                                                     ----------     ----------
Cash flows from investing activities:
   Purchases of marketable securities                  (462,759)            --
   Capital expenditures                                 (96,899)            --
                                                     ----------     ----------

      Net cash flows used in investing activities      (559,658)            --
                                                     ----------     ----------

Net decrease in cash and cash equivalents              (537,106)       (32,202)

Cash and cash equivalents at beginning of period      7,452,395      8,209,421
                                                     ----------     ----------

Cash and cash equivalents at end of period           $6,915,289      8,177,219
                                                     ==========     ==========

Supplemental Disclosure of Cash Flow Information:
   Income taxes paid                                 $    1,786         22,500
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

EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net earnings
(loss) per share for the three and six months ended September 30, 2000 and 1999:

                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                   ---------------------  ---------------------
                                     9/30/00     9/30/99    9/30/00    9/30/99
                                   ----------  ---------  ---------  ----------
Numerator:
   Net earnings (loss)             $    2,113     (4,262)     3,942      (6,271)
                                   ==========  =========  =========  ==========

Denominator:
   Denominator for basic earnings
     (loss) per share - weighted
     average shares                 4,273,500  4,273,500  4,273,500   4,273,500

   Effect of dilutive securities:
     Stock options                    156,839         --    153,236          --
                                   ----------  ---------  ---------  ----------
   Denominator for diluted
     earnings (loss) per share      4,430,339  4,273,500  4,426,736   4,273,500
                                   ==========  =========  =========  ==========

Basic earnings (loss) per share    $      .00        .00        .00         .00
                                   ==========  =========  =========  ==========

Diluted earnings (loss) per share  $      .00        .00        .00         .00
                                   ==========  =========  =========  ==========

Employee stock options totaling 125,000 and 595,500 for the three months ended September 30, 2000 and 1999, respectively, were not included in the net earnings
(loss)  per  share   calculations   because   their   effect   would  have  been
anti-dilutive.

MARKETABLE SECURITIES

Marketable securities at September 30, 2000 consist of shares of IVC Industries, Inc. ("IVCO") common stock which have been classified as available for sale securities. As a result, they are recorded at fair value which is determined based on quoted market prices. Unrealized losses, net of taxes, are reported as accumulated other comprehensive loss as a separate component of stockholders' equity.

COMPREHENSIVE LOSS

Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, establishes standards for reporting and presentation of comprehensive income and its components. SFAS No. 130 requires unrealized losses on the Company's available for sale marketable securities to be included in other comprehensive loss. Comprehensive loss for the six months ended September 30, 2000 and 1999 was $511,498 and $6,271, respectively. Comprehensive loss for the quarter ended September 30, 2000 and 1999 was $312,327 and $4,262, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-------

RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED
SEPTEMBER 30, 2000 AND 1999

Revenues for the three months ended September 30, 2000 totaled $276,482 as compared with the $282,103 reported for the corresponding period ended September 30, 1999. This represents a decrease of approximately 2.0%. Revenues for the six month period ended September 30, 2000 remained relatively consistent with the comparable period ended September 30, 1999.

Cost of services decreased slightly to 46.6% of revenues for the quarter ended September 30, 2000, as compared to 47.2% of revenues in the same period last year. During the six months ended September 30, 2000, the cost of services as a percentage of revenues increased to 46.9% from 45.9% in the six months ended September 30, 1999.

Selling, general and administrative expenses decreased $14,506 to $265,101 in the quarter ended September 30, 2000, from $279,607 in the quarter ended September 30, 1999. Selling, general and administrative expenses for the six months ended September 30, 2000 decreased to $527,309 from $546,000 for the six months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had working capital of $7,514,216 as compared to working capital of $8,094,047 at March 31, 2000. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.

The cost of marketable securities held at June 30, 2000 was $1,187,749. The fair value of these equity securities (IVCO common stock) is based on quoted market prices. Accordingly, unrealized losses of $584,040 (net of applicable deferred taxes of $103,060) have been recorded to reduce the carrying value of these securities to market value and are reported in accumulated other comprehensive loss as a separate component of stockholders' equity.

During the six months ended September 30, 2000, cash flows used in investing activities totaling $559,658 consisted of purchases of marketable securities totaling $462,759 and capital expenditures of $96,899.

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

                           PART II - OTHER INFORMATION


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K.

               (a) The following exhibits are filed with this Quarterly Report on Form 10-QSB.

                    27 Financial Data Schedule (filed with electronically filed copy only).

               (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      AMERICAN CLAIMS EVALUATION, INC.



Date: November 6, 2000                By:  /s/ Gary Gelman
                                          --------------------------------------
                                           Gary Gelman
                                           Chairman of the Board,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date:  November 6, 2000               By:  /s/ Gary J. Knauer
                                          --------------------------------------
                                           Gary J. Knauer
                                           Chief Financial Officer, Treasurer
                                           (Principal Financial and Accounting
                                           Officer) and Secretary