Form 10QSB
period 2000-12-31
AMERICAN CLAIMS EVALUATION INC
filed 2001-02-15
CIK 774517

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (MARK ONE)

              {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 2000
                                -----------------

             { } TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from to

                         Commission file number: 0-14807

                        AMERICAN CLAIMS EVALUATION, INC.
        (Exact name of small business issuer as specified in its charter)

              NEW YORK                                            11-2601199
----------------------------------------                     -------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

                   ONE JERICHO PLAZA, JERICHO, NEW YORK 11753
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (516) 938-8000
                       ----------------------------------
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's common stock, par value $.01, was 4,273,500 as of February 9, 2001.

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                        AMERICAN CLAIMS EVALUATION, INC.

                                      INDEX


                                                                        PAGE NO.
PART I  - FINANCIAL INFORMATION

Item 1.   Financial Statements

               Consolidated Balance Sheets as of
                        December 31, 2000 (unaudited) and March 31, 2000     3

               Consolidated Statements of Operations
                        for the Three Months and Nine Months ended
                        December 31, 2000 and 1999 (unaudited)               4

               Consolidated Statements of Cash Flows
                        for the Nine Months ended
                        December 31, 2000 and 1999 (unaudited)               5

               Notes to Consolidated Financial Statements (unaudited)        6

Item 2.   Management's Discussion and Analysis or Plan of Operation          8

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   9

SIGNATURES                                                                  10

                                          PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS.
------
                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                      DEC.31,2000   MAR.31,2000
                                                      -----------   -----------
                                                       (Unaudited)
                                     ASSETS

Current Assets:
       Cash and cash equivalents                       $6,907,618     7,452,395
       Marketable securities                              168,798       644,240
       Accounts receivable, net                           103,027        88,429
       Prepaid expenses                                    13,612        21,886
       Deferred tax asset                                   3,527        15,677
                                                       ----------    ----------
              Total current assets                      7,196,582     8,222,627

Property and equipment, net                               118,586        40,079
Excess cost over fair value of
  net assets acquired, net                                412,068       436,386
                                                       ----------    ----------
                                                       $7,727,236     8,699,092
                                                       ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                $   18,480        18,503
       Accrued expenses                                    77,667        78,691
       Income taxes payable                                40,576        31,386
                                                       ----------    ----------
              Total current liabilities                   136,723       128,580
                                                       ----------    ----------

Stockholders' equity:
       Common stock, $.01 par value -
         10,000,000 shares authorized;
         4,450,000 shares issued;
         4,273,500 shares outstanding                      44,500        44,500
       Additional paid-in capital                       3,515,699     3,515,699
       Accumulated other comprehensive loss              (131,288)      (68,600)
       Retained earnings                                4,459,819     5,377,130
                                                       ----------    ----------
                                                        7,888,730     8,868,729
       Treasury shares, at cost, 176,500 shares          (298,217)     (298,217)
                                                       ----------    ----------
              Total stockholders' equity                7,590,513     8,570,512
                                                       ----------    ----------
                                                       $7,727,236     8,699,092
                                                       ==========    ==========

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                   (Unaudited)

                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                 ----------------------   ---------------------
                                  DEC. 31,     DEC. 31,    DEC. 31,     DEC. 31,
                                    2000         1999        2000        1999
                                 ----------   ---------   ---------   ---------

Revenues                         $  286,018     276,403     832,842     825,550

Cost of services                    139,631     131,608     395,939     383,780
                                 ----------   ---------   ---------   ---------

   Gross margin                     146,387     144,795     436,903     441,770

Selling, general and
   administrative expenses          267,984     267,108     795,293     813,108
                                 ----------   ---------   ---------   ---------

   Operating loss                  (121,597)   (122,313)   (358,390)   (371,338)

Other income:
   Interest income                  117,320     121,308     361,055     340,948
   Investment loss                 (916,976)         --    (916,976)         --
   Miscellaneous income                  --      11,285       1,000      36,399
                                 ----------   ---------   ---------   ---------

Earnings (loss) before
   provision for income taxes      (921,253)     10,280    (913,311)      6,009

Provision for income taxes               --       2,000       4,000       4,000
                                 ----------   ---------   ---------   ---------

Net earnings (loss)              $ (921,253)      8,280    (917,311)      2,009
                                 ==========   =========   =========   =========

Net earnings (loss) per share:
   Basic                         $     (.22)        .00        (.21)        .00
                                 ==========   =========   =========   =========
   Diluted                       $     (.22)        .00        (.21)        .00
                                 ==========   =========   =========   =========

Weighted average common
   shares outstanding:
   Basic                          4,273,500   4,273,500   4,273,500   4,273,500
                                 ==========   =========   =========   =========
   Diluted                        4,273,500   4,405,702   4,273,500   4,424,089
                                 ==========   =========   =========   =========


See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                          NINE MONTHS ENDED
                                                       -----------------------
                                                         DEC.31,      DEC.31,
                                                          2000         1999
                                                       ----------    ---------
Cash flows from operating activities:
   Net earnings (loss)                                 $ (917,311)       2,009
                                                       ----------    ---------
   Adjustments to reconcile net earnings (loss)
        to net cash provided by operating activities:
      Depreciation and amortization                        42,710       41,140
      Investment impairment                               916,976
      Changes in assets and liabilities:
         Accounts receivable                              (14,598)      35,478
         Prepaid expenses                                   8,274        5,878
         Accounts payable                                     (23)     (24,432)
         Accrued expenses                                  (1,024)     (15,249)
         Income taxes payable                               9,190      (17,805)
                                                       ----------    ---------
                                                          961,505       25,010
                                                       ----------    ---------
      Net cash provided by operating activities            44,194       27,019
                                                       ----------    ---------

Cash flows from investing activities:
   Purchases of marketable securities                    (492,072)    (588,205)
   Capital expenditures                                   (96,899)      (6,457)
                                                       ----------    ---------

      Net cash flows used in investing activities        (588,971)    (594,662)
                                                       ----------    ---------

Net decrease in cash and cash equivalents                (544,777)    (567,643)

Cash and cash equivalents at beginning of period        7,452,395    8,209,421
                                                       ----------    ---------

Cash and cash equivalents at end of period             $6,907,618    7,641,778
                                                       ==========    =========

Supplemental Disclosure of Cash Flow Information:
   Income taxes paid                                   $    2,496       22,500
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

EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net earnings
(loss) per share for the three and nine months ended December 31, 2000 and 1999:

                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                    ---------------------  ---------------------
                                    12/31/00    12/31/99   12/31/00    12/31/99
                                    ---------   ---------  ---------   ---------
Numerator:
    Net earnings (loss)             $(921,253)      8,280   (917,311)      2,009
                                    =========   =========  =========   =========

Denominator:
    Denominator for basic earnings
       (loss) per share - weighted
       average shares               4,273,500   4,273,500  4,273,500   4,273,500
    Effect of dilutive securities:
       Stock options                       --     132,202         --     150,589
                                    ---------   ---------  ---------   ---------
    Denominator for diluted
       earnings (loss) per share    4,273,500   4,405,702  4,273,500   4,424,089
                                                           =========   =========

Basic earnings (loss) per share     $    (.22)        .00       (.21)        .00
                                    =========   =========  =========   =========

Diluted earnings (loss) per share   $    (.22)        .00       (.21)        .00
                                    =========   =========  =========   =========

Employee stock options totaling 595,500 and 231,500 for the three months ended December 31, 2000 and 1999, respectively, were not included in the net earnings
(loss)  per  share   calculations   because   their   effect   would  have  been
anti-dilutive.

MARKETABLE SECURITIES AND INVESTMENT IMPAIRMENT

Marketable securities at consist of shares of IVC Industries, Inc. ("IVCO") common stock which have been classified as available for sale securities. As a result, they are recorded at fair value which is determined based on quoted market prices. Unrealized losses are reported as accumulated other comprehensive loss as a separate component of stockholders' equity.

During the quarter ended December 31, 2000, the Company recorded an impairment charge of $916,976 related to its investment in IVCO common stock which was judged to have experienced an other than temporary decline in value.

COMPREHENSIVE LOSS

Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, establishes standards for reporting and presentation of comprehensive income and its components. SFAS No. 130 requires unrealized losses on the Company's available for sale marketable securities to be included in other comprehensive loss. Comprehensive (loss) for the nine months ended December 31, 2000 and 1999 was $(979,999) and $(1,941), respectively.
Comprehensive income (loss) for the three months ended December 31, 2000 and 1999 was $(468,501) and $4,330, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-------

RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999

Revenues for the three months ended December 31, 2000 totaled $286,018 as compared with the $276,403 reported for the corresponding period ended December 31, 1999. This represents an increase of approximately 3.5%. Revenues for the nine month period ended December 31, 2000 remained relatively consistent with the comparable period ended December 31, 1999.

Cost of services increased slightly to 48.8% of revenues for the quarter ended December 31, 2000, as compared to 47.6% of revenues in the same period last year. During the nine months ended December 31, 2000, the cost of services as a percentage of revenues increased to 47.5% from 46.5% in the nine months ended December 31, 1999.

Selling, general and administrative expenses remained consistent in the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999. Selling, general and administrative expenses for the nine months ended December 31, 2000 decreased to $795,293 from $813,108 for the nine months ended December 31, 1999.

An impairment charge of $916,976 was recorded during the three months ended December 31, 2000 on investments in IVCO Industries, Inc. common stock (NASDAQ:IVCO) for which the decline in market value was deemed to be other than temporary.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had working capital of $7,059,859 as compared to working capital of $8,094,047 at March 31, 2000. During the nine months ended December 31, 2000, working capital was adversely affected by an impairment charge of $916,976 as a result of an other than temporary decline in the value of investments in marketable securities. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.

During the nine months ended December 31, 2000, cash flows used in investing activities totaling $588,971 consisted of purchases of marketable securities totaling $492,072 and capital expenditures of $96,899.

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

               (b) No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AMERICAN CLAIMS EVALUATION,  INC.



Date: February 9, 2001             By: /s/ GARY GELMAN
                                       -----------------------------------------
                                          Gary Gelman
                                          Chairman of the Board,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date: February 9, 2001             By:     /s/ GARY J. KNAUER
                                       -----------------------------------------
                                          Gary J. Knauer
                                          Chief Financial Officer, Treasurer
                                          (Principal Financial and Accounting
                                          Officer) and Secretary