Form 10KSB
AMERICAN CLAIMS EVALUATION INC
filed 2001-06-28
CIK 774517

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

                    For the fiscal year ended March 31, 2001
                                              --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from             to
                                                         ---------   ---------

                         Commission file number 0-14807
                                                -------

                        AMERICAN CLAIMS EVALUATION, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           New York                                              11-2601199
--------------------------------                           ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                      One Jericho Plaza, Jericho, NY 11753
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (516) 938-8000
                                                -------------
      Securities registered under Section 12(b) of the Exchange Act: None.

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Shares, $.01 Par Value
                          -----------------------------
                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days: Yes  X   No
                                                              ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ending March 31, 2001 were $1,151,006.

As of June 15, 2001, there were 4,273,500 shares of the issuer's common stock, $.01 par value, outstanding with an aggregate market value of $2,989,023 held by non-affiliates. For purposes of this disclosure, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                               -----     -----

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

Specifically, in working with injured workers, the purpose and intent are to bring the injured worker back to work with the employer of injury as soon as medically feasible. The role of a vocational rehabilitation consultant is to convene the claimant, the employer of injury, and associated medical professionals to facilitate an expedited return to work, utilizing the principles of job accommodation, job modification and transitional work. In addition, the consultant can provide medical monitoring of the worker's progress through pain clinics and work hardening programs. Coordination of these services assists the worker in building strength and motivation to return to their employer and/or occupation at the time of injury. The Company's philosophy is that timely coordination of professional services, coupled with education and liaison with the employer community provides positive results for all parties concerned.

Some early intervention activities include contacting employers at the time of injury to develop return to work strategies such as work restructuring and job modification, on site analysis, local labor market analysis and obtaining work histories. Feedback from clients' claims managers regarding the Company's responsive interventions indicates a trusting, team approach which allows for clear and accurate assessments that expedite the adjudication process, resulting in timely and successful case closure.

RPM was approved as a preferred provider of vocational rehabilitation services to the Washington State Department of Labor & Industries ("L&I") under two separate contracts, which expired on May 31, 2001. For the year ended March 31, 2001, the L&I contracts accounted for 65% of the Company's total revenues. Effective June 1, 2001, L&I eliminated the process of awarding contracts to qualifying firms in favor of a new system which creates the opportunity for any firm or individual meeting L&I's requirements to provide services. To be eligible under this new system, a provider must only meet certain business practice standards and counselor credentialing criteria without the necessity of being awarded a contract. All RPM counselors have been transitioned into the new system and have until December 1, 2006 to meet the new credentialing standards. The Company has instituted a program to assure that all counselors not currently meeting L&I's credentialing requirements will do so by the imposed deadline. Although the Company anticipates no material change in the volume of cases referred to it or its counselors, there can be no assurances that the new system of referring cases will result in a number of referrals comparable to prior results.

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

EMPLOYEES

As of March 31, 2001, the Company had twenty full-time employees and two part-time employees. Of these full-time employees, three were in management, eleven were vocational rehabilitation consultants and six were in administration.

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

The Company believes that its existing facilities are adequate to meet its present needs. However, should the Company require additional space it is assumed that such space will be available.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not engaged in any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common shares, par value $.01 (the "Shares"), trade on the Nasdaq SmallCap Market under the symbol "AMCE".

The following table sets forth the range of high and low sales prices for the Company's Shares for each quarter during the period April 1, 1999 through March 31, 2001:

                                             HIGH       LOW
                                             ----       ---
              Fiscal 2000:

                4/01/99 -   6/30/99           2.56       1.69

                7/01/99 -   9/30/99           4.50       2.16

               10/01/99 -  12/31/99           2.81       1.50

                1/01/00 -   3/31/00           4.31       1.91

              Fiscal 2001:

                4/01/00 -   6/30/00           3.25       1.88

                7/01/00 -   9/30/00           2.97       1.81

               10/01/00 -  12/31/00           2.88       1.56
                1/01/01 -   3/31/01           3.03       1.81

The number of holders of the Company's Shares was approximately 915 on March 31, 2001, computed by the number of record holders, inclusive of holders for whom Shares are being held in the name of brokerage houses and clearing agencies.

The Company has never paid a cash dividend and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, for use in its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

For the fiscal year ended March 31, 2001 ("Fiscal 2001"), revenue from vocational rehabilitation services totaled $1,151,006, an increase of 3.8% from the $1,109,286 reported for the fiscal year ended March 31, 2000 ("Fiscal 2000"). Revenue for Fiscal 2000 had experienced a 5.1% decrease from the $1,169,436 generated in the fiscal year ended March 31, 1999.

During Fiscal 2001, approximately 65% of total revenues were generated providing vocational rehabilitation services to the Washington State Department of Labor & Industries ("L&I") under two separate contracts which expired on May 31, 2001. Effective June 1, 2001, L&I has eliminated the process of awarding contracts to qualifying firms in favor of a new system which creates the opportunity for any firm or individual meeting L&I's requirements to provide services. To become eligible under this new system, a provider must only meet certain business practice standards and counselor credentialing criteria without the necessity of being awarded a contract. All RPM counselors have been transitioned into the new system and have until December 1, 2006 to meet the new credentialing standards. The Company has instituted a program to assure that all counselors not currently meeting L&I's credentialing requirements will do so by the imposed deadline. Although the Company anticipates no material change in the volume of cases referred to it or its counselors, there can be no assurances that the new system of referring cases will result in a number of referrals comparable to prior results.

The cost of vocational rehabilitation services was 47.5% of revenues for Fiscal 2001 as compared to 46.0% of revenues for Fiscal 2000. The Company experienced an increase in the cost of vocational rehabilitation services due to an increase in the percentage of revenue generated from services provided to community access programs which achieve lower gross margins.

Selling, general and administrative expenses were $1,091,651 and $1,105,147 in Fiscal 2001 and Fiscal 2000, respectively.

Interest income increased slightly to $469,513 during Fiscal 2001, as compared to interest income of $461,257 for Fiscal 2000.

An impairment charge of $916,976 was recorded during the three months ended December 31, 2000 on investments in IVCO Industries, Inc. common stock for which the decline in market value was deemed to be other than temporary.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of cash is internally generated funds. At March 31, 2001, the Company had working capital of $7,100,642 as compared to working capital of $8,094,047 at March 31, 2000.

For Fiscal 2001, net cash provided by operating activities was $36,874. Cash flows used in investing activities totaled $598,879, consisting of $492,072 used for purchases of marketable securities and $106,807 in capital expenditures.

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

ITEM 7.  FINANCIAL STATEMENTS.

The financial statements required by this Item are set forth at the pages indicated in Item 13 on page 12 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The executive officers and directors of the Company are as follows:

              NAME                        AGE          POSITION
              ----                        ---          --------
              Gary Gelman                 54           Chairman of the Board,
                                                       President and
                                                       Chief Executive Officer

              Gary J. Knauer              41           Chief Financial Officer,
                                                       Treasurer and Secretary

              Edward M. Elkin, M.D.       62           Director

              Peter Gutmann               72           Director

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under Federal securities laws, the Company's directors, its executive officers and any person holding more than 10% of the Company's Shares are required to report their ownership of the Company's Shares and any changes in that ownership to the Securities and Exchange Commission ("SEC") on the SEC's Forms 3, 4 and 5. Based on its review of the copies of such forms it has received, the Company believes that all officers, directors and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions during Fiscal 2001.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth all plan and non-plan compensation awarded to, earned or paid to the Company's Chief Executive Officer for each of the Company's last three fiscal years. No other executive officer had total annual salary and bonus which exceeded $100,000 during the Company's fiscal year ended March 31, 2001.

                           SUMMARY COMPENSATION TABLE

                                                                       Long-Term
                                                                      Compensation
                                      Annual Compensation                Awards
                          ---------------------------------------    -------------
Name and                                             Other Annual                         All Other
Principal       Fiscal      Salary        Bonus      Compensation       Options         Compensation
Position         Year         ($)          ($)         ($) (1)            (#)              ($) (2)
---------       ------     --------       -----      -------------    ------------      ------------
Gary Gelman      2001      $244,311         -              -            250,000            $2,511
 Chairman,       2000       244,311         -              -               -               $1,636
 President       1999       244,311         -              -               -                  -
 and CEO


(1) The aggregate amount of all perquisites and other personal benefits paid to the Chief Executive Officer is not greater than either $50,000 or 10% of the total annual salary and bonus reported.

(2) Consists of matching contributions made by the Company under the 401(k) plan for the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

COMPENSATION PLANS

The following describes plans adopted by the Company pursuant to which cash or non-cash compensation was paid or distributed during the years ended March 31, 2001, 2000 and 1999 or pursuant to which such compensation may be distributed in the future, to the Chief Executive Officer.

401(k) Profit Sharing Plan

The Company sponsors a profit sharing plan covering all employees having reached the age of 21 with one or more years of service which is qualified under Section 401(k) of the Internal Revenue Code. The Company matches 50 percent of employee contributions up to 3 percent of compensation. Under the terms of the plan, there is a vesting requirement with respect to Company contributions, but employees are fully vested in their own salary deferral contributions.

Stock Option Plans

In July 1985, the Company's Board of Directors adopted the 1985 Stock Option Plan (the "1985 Plan"). The 1985 Plan has expired, except as to options outstanding (consisting of 27,500 options outstanding at March 31, 2001), and no additional options may be granted.

In March 1991, the Board of Directors adopted the Company's 1991 Stock Option Plan (the "1991 Plan") and in October 1991, the shareholders of the Company ratified, approved and adopted the 1991 Plan. The 1991 Plan has also expired, except as to options outstanding (consisting of 188,000 options at March 31, 2001), and no additional options may be granted.

On May 7, 1997, the Board of Directors adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") covering 750,000 Shares reserved for issuance. The shareholders of the Company ratified and approved the 1997 Plan in September 1997.

On August 25, 2000, the Board of Directors adopted the 2000 Incentive Stock Plan (the "2000 Plan"). The Company's shareholders ratified and approved the 2000 Plan in October 2000. The 2000 Plan permits the granting of an aggregate of 750,000 Shares.

Under both the 1997 Plan and 2000 Plan, either incentive stock options or nonstatutory options may be granted as an incentive to key employees (including directors and officers who are key employees), non-employee directors, independent contractors and consultants of the Company and to offer an additional inducement in obtaining the services of such individuals.

The exercise price of the Shares under each option shall be determined by a fixed committee appointed by the Board of Directors; provided, however, that the exercise price shall not be less than the fair market value of the Shares on the date of the grant. The term of each option granted pursuant to the 1997 and 2000 Plans shall be such term as established by the committee appointed by the Board of Directors, in its sole discretion, provided that it shall be for a period not exceeding ten years from the date of the grant.

On November 1, 2000, the Board of Directors granted options to purchase a total of 325,000 Shares under the 1997 Plan at an exercise price of $2.56 to the Company's executive officers and outside directors.

Both the 2000 and 1997 Plans provide that the number of Shares subject thereto and the outstanding options and their exercise prices are to be appropriately adjusted for mergers, consolidations, recapitalizations, stock dividends, stock splits or combinations of shares.

The current option committee appointed by the Board of Directors to administer the Company's stock option plans consists of Messrs. Gelman, Gutmann and Elkin. The Board of Directors may at any time terminate or from time to time amend or alter any of the existing stock option plans.

                              OPTION GRANTS IN 2001

The following table summarizes the grant of stock options made during Fiscal 2001 to the Named Executive Officer.

                        Number of        % of Total
                        Securities       Options
                        Underlying       Granted to        Exercise
                        Options          Employees         or Base         Expiration
Name                    Granted(#)       in Fiscal Year    Price ($/Sh)    Date
------------------      -------------    --------------    ------------    -------------
Gary Gelman                250,000           76.9%            $2.56          11/01/11
Chairman,
President and CEO

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

The following table summarizes the number and dollar value of unexercised stock options at March 31, 2001 for the Named Executive Officer.

                                                            Number of
                                                            Securities       Value of
                                                            Underlying       Unexercised
                                                            Unexercised      In-the-Money
                                                            Options at       Options at
                                                Value       FY-End (#)       FY-End ($)(1)
                           Shares Acquired     Realized     Exercisable/     Exercisable/
Name                       on Exercise(#)        ($)        Unexercisable    Unexercisable
----------------------     ---------------     --------     -------------    -------------
Gary Gelman,                      -               -           650,000/-        $243,900/-
 Chairman,
 President and CEO

(1) The closing price of the Company's Shares on March 31, 2001 as reported by the Nasdaq SmallCap Market was $2.063 per Share.

Employment Agreements

Mr. Gelman's employment agreement with the Company provides for him to be employed as Chairman of the Board of Directors and Chief Executive Officer at an annual salary of $238,800. In addition, Mr. Gelman is entitled to participate in all employee benefit programs and other policies and programs of the Company. Mr. Gelman is not required to devote any specific number of hours to the business of the Company. He is subject to a non-competition and non-disclosure covenant for a period of two years following termination of employment with the Company.

Director Compensation

The Company's policy is to pay its non-employee directors a uniform fee of $400 for each Board of Directors meeting and/or Audit Committee meeting attended in person.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table and notes thereto set forth information regarding the beneficial ownership of the Company's Shares as of June 15, 2001 by (i) each person known by the Company to be the beneficial owner of more than 5% of such voting security, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group. The percentages have been calculated by taking into account all Shares owned on the record date as well as all such Shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the Shares owned.

                                          Amount and Nature
Name and Address                             of Beneficial        Percent of Voting
of Beneficial Owner                        Ownership (1) (4)          Securities (1)
-------------------                     ----------------------    ---------------------
Gary Gelman (2)                               2,946,400                   59.8%
Peter Gutmann (2)                                91,000 (3)               2.1%
Edward M. Elkin, M.D. (2)                        65,200                   1.5%
Gary J. Knauer (2)                               91,500                   2.1%
D.H. Blair Investment Corp.                     423,824 (5)               9.9%
All executive officers and directors
   as a group (four persons)                  3,194,100                  62.6%

--------------
(1) Based on a total of 4,273,500 Shares issued and outstanding and 831,500 Shares issuable upon the exercise of presently exercisable stock options by persons described in the preceding table.

(2)   Address is c/o the Company, One Jericho Plaza, Jericho, N.Y.  11753.

(3) Includes 4,000 Shares owned by the wife of Mr. Gutmann, as to which beneficial ownership is disclaimed by the respective reporting person.

(4) Includes the presently exercisable portions of outstanding stock options (aggregating 831,500 Shares) which, in the case of Messrs. Gelman, Gutmann, Elkin, and Knauer are 650,000, 45,000, 45,000, and 91,500 Shares, respectively.

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

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

DOCUMENTS FILED WITH THIS REPORT

        1.   FINANCIAL STATEMENTS:
             --------------------

             Independent Auditors' Report

             Consolidated Balance Sheets as of March 31, 2001 and 2000

             Consolidated Statements of Operations for the years ended March 31, 2001 and 2000

             Consolidated Statements of Stockholders' Equity for the years ended March 31, 2001 and 2000

             Consolidated Statements of Cash Flows for the years ended March 31, 2001 and 2000

             Notes to Consolidated Financial Statements

             FINANCIAL STATEMENT SCHEDULES
             -----------------------------

             Financial statement schedules have been omitted because the required information is inapplicable or because the information is presented in the financial statements or related notes.

        2.   EXHIBITS
             --------

             10.1   Employment Agreement between the Company and Gary Gelman.
             23     Consent of Independent Auditors.

EXHIBITS

        The following was filed as Exhibit A to the Company's Proxy Statement dated September 11, 2000 and is incorporated by reference herein:

        1.    2000 Stock Incentive Plan.

        The following was filed as an exhibit to the Company's Annual Report on Form 10-KSB for its year ended March 31, 2000 and is incorporated by reference herein:

        1. Lease Renewal Agreement with respect to the RPM Rehabilitation & Associates, Inc. office located at 901 East Second Avenue, Spokane, WA.

        The following was filed as an exhibit to the Company's Annual Report on Form 10-K for its year ended March 31, 1998 and is incorporated by reference herein:

        1. Lease Extension and Modification Agreement with respect to the Company's office at One Jericho Plaza, Jericho, NY.

        The following was filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-39071) and is incorporated by reference herein:

        1.    1997 Stock Incentive Plan.

        The following was filed as an exhibit to the Company's Annual Report on Form 10-K for its year ended March 31, 1995 and is incorporated by reference herein:

        1.    Lease  Agreement  with  respect  to  the  RPM   Rehabilitation   &
              Associates, Inc. office at 901 East Second Avenue, Spokane, WA.

        The following was filed as an exhibit to the Company's Annual Report on Form 10-K for its year ended March 31, 1994 and is incorporated by reference herein:

        1. Lease Agreement with respect to the Company's office at One Jericho Plaza, Jericho, NY.

        The following was filed as an exhibit to the Company's Annual Report on Form 10-K for its year ended March 31, 1989 and is incorporated by reference herein:

        1.    Certificate of Amendment of Certificate of Incorporation.

        The following were filed as exhibits to the Company's Registration Statement on Form S-18 (File No. 2-99625-NY) and are incorporated by reference herein:

         3.1  Certificate of Incorporation of the Company as amended.
        10.3  1985 Stock Option Plan.

        The following were filed as exhibits to the Company's Registration Statement on Form S-3 (File No. 33-40200) and are incorporated by reference herein:

         3.2  By-Laws of the Company.
        10.5  1991 Stock Option Plan

        Exhibits to the Company's reports on Form 8-K dated September 14, 1993 and April 21, 1997 are incorporated by reference herein.

REPORTS ON FORM 8-K

        There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

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

DATE:   June 15, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURES                            TITLE                          DATE
----------                            -----                          ----

 /s/ GARY GELMAN                Chairman of the Board,            June 15, 2001
-----------------------------   President and Chief
Gary Gelman                     Executive Officer
                                (Principal Executive Officer)



 /s/ GARY J. KNAUER             Chief Financial Officer,          June 15, 2001
-----------------------------   Treasurer (Principal Financial
Gary J. Knauer                  and Accounting Officer)
                                and Secretary



 /s/ EDWARD M. ELKIN            Director                          June 15, 2001
-----------------------------
Edward M. Elkin, M.D.


 /s/ PETER GUTMANN              Director                          June 15, 2001
-----------------------------
Peter Gutmann

[Logo]KPMG




                        AMERICAN CLAIMS EVALUATION, INC.
                                 AND SUBSIDIARY

                        Consolidated Financial Statements
                                  (Form 10-KSB)

                             March 31, 2001 and 2000

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                            PAGE

Independent Auditors' Report                                                 F-1

Consolidated Financial Statements:
    Consolidated Balance Sheets as of March 31, 2001 and 2000                F-2
    Consolidated Statements of Operations for the years ended
       March 31, 2001 and 2000                                               F-3
    Consolidated Statements of Stockholders' Equity for the years ended
       March 31, 2001 and 2000                                               F-4
    Consolidated Statements of Cash Flows for the years ended
       March 31, 2001 and 2000                                               F-5
    Notes to Consolidated Financial Statements                               F-6

[Logo]KPMG





                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
American Claims Evaluation, Inc.:


We have audited the accompanying consolidated balance sheets of American Claims Evaluation, Inc. and subsidiary as of March 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Claims Evaluation, Inc. and subsidiary as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                     /s/ KPMG LLP
                                                     ------------

Melville, New York
May 4, 2001

                  AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                             Consolidated Balance Sheets

                               March 31, 2001 and 2000


                                   ASSETS                              2001           2000
                                                                   -----------     ----------
Current assets:
    Cash and cash equivalents                                      $ 6,890,390      7,452,395
    Marketable securities                                              225,064        644,240
    Accounts receivable (net of allowance for doubtful
       accounts of $1,000 in 2001 and 2000)                             99,078         88,429
    Prepaid expenses                                                    29,454         21,886
    Deferred income taxes                                                5,527         15,677
                                                                   -----------     ----------
               Total current assets                                  7,249,513      8,222,627

Property and equipment, net                                            122,265         40,079
Excess cost over fair value of net assets acquired, net of
    accumulated amortization of $244,539 and $212,114
    in 2001 and 2000, respectively                                     403,961        436,386

                                                                   -----------     ----------
                                                                   $ 7,775,739      8,699,092
                                                                   ===========     ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                               $    26,806         18,503
    Accrued expenses                                                    81,199         78,691
    Income taxes payable                                                40,866         31,386
                                                                   -----------     ----------
               Total current liabilities                               148,871        128,580
                                                                   -----------     ----------

Commitments (note 8)

Stockholders' equity:
    Common stock, $.01 par value - 10,000,000 shares authorized;
       4,450,000 shares issued; 4,273,500 shares outstanding            44,500         44,500
    Additional paid-in capital                                       3,515,699      3,515,699
    Accumulated other comprehensive loss                               (75,022)       (68,600)
    Retained earnings                                                4,439,908      5,377,130
                                                                   -----------     ----------
                                                                     7,925,085      8,868,729

Treasury shares, at cost, 176,500 shares                              (298,217)      (298,217)
                                                                   -----------     ----------
               Total stockholders' equity                            7,626,868      8,570,512
                                                                   -----------     ----------
                                                                   $ 7,775,739      8,699,092
                                                                   ===========     ==========

See accompanying notes to consolidated financial statements.

                  AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                     Consolidated Statements of Operations

                      Years ended March 31, 2001 and 2000

                                                                   2001           2000
                                                               -----------     ----------
Revenues                                                       $ 1,151,006      1,109,286
Cost of services                                                   547,114        510,706
                                                               -----------     ----------
                   Gross margin                                    603,892        598,580
Selling, general and administrative expenses                     1,091,651      1,105,147
                                                               -----------     ----------
                   Operating loss                                 (487,759)      (506,567)

Other income:
    Interest income                                                469,513        461,257
    Loss on impairment of investment                              (916,976)            --
    Gain on sale of marketable securities                               --            550
    Miscellaneous income                                             1,000         47,684
                                                               -----------     ----------
                   Earnings (loss) from operations before
 Provision for income taxes                                          3,000          8,000
                                                               -----------     ----------
                   Net loss                                    $  (937,222)        (5,076)
                                                               ===========     ==========
Net loss per share - basic and diluted                         $      (.22)          0.00
                                                               ===========     ==========
Weighted average shares - basic and diluted                      4,273,500      4,273,500
                                                               ===========     ==========


See accompanying notes to consolidated financial statements

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                       Years ended March 31, 2001 and 2000


                                                                           ACCUM-
                                                                           ULATED
                                                                           OTHER                                        TOTAL
                                           COMMON STOCK       ADDITIONAL   COMPRE-                   TREASURY STOCK      STOCK-
                                      --------------------     PAID-IN    HENSIVE     RETAINED   --------------------   HOLDERS'
                                         SHARES  PAR VALUE     CAPITAL      LOSS      EARNINGS     SHARES     AMOUNT    EQUITY
                                      ---------- ---------  ------------  --------   ----------  ---------  ---------  ----------
Balance at March 31, 1999              4,450,000    44,500  $  3,515,699        --    5,382,206    176,500   (298,217)  8,644,188

Comprehensive loss:
    Net loss                                  --        --            --        --       (5,076)        --         --      (5,076)
    Unrealized loss on available-for-
       sale marketable securities             --        --            --   (68,600)          --         --         --     (68,600)

Total comprehensive loss                                                                                                  (73,676)
                                      ---------- ---------  ------------  --------   ----------  ---------  ---------  ----------
Balance at March 31, 2000              4,450,000    44,500  $  3,515,699   (68,600)   5,377,130    176,500   (298,217)  8,570,512



Comprehensive loss:
    Net loss                                  --        --            --        --     (937,222)        --         --    (937,222)
    Unrealized loss on available-for-
       sale marketable securities             --        --            --    (6,422)          --         --         --      (6,422)

Total comprehensive loss                (943,644)
                                      ---------- ---------  ------------  --------   ----------  ---------  ---------  ----------
Balance at March 31, 2001              4,450,000    44,500  $  3,515,699   (75,022)   4,439,908    176,500   (298,217)  7,626,868
                                      ========== =========  ============  ========   ==========  =========  =========  ==========

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                       Years ended March 31, 2001 and 2000


                                                                             2001            2000
                                                                          -----------     -----------
Cash flows from operating activities:
    Net loss                                                              $  (937,222)        (5,076)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                        57,046         53,559
          Loss on impairment of investment                                    916,976             --
          Gain on sale of marketable securities                                    --           (550)
          Deferred income taxes                                                (2,000)        (2,000)
          Changes in assets and liabilities:
            Accounts receivable                                               (10,649)           562
            Prepaid expenses                                                   (7,568)        (2,506)
            Accounts payable                                                    8,303        (31,619)
            Accrued expenses                                                    2,508        (19,110)
            Income taxes payable                                                9,480        (19,389)
                                                                          -----------     ----------
                                                                              974,096        (21,053)

                                                                          -----------     ----------

                    Net cash provided by (used in) operating activities        36,874        (26,129)
                                                                          -----------     ----------

Cash flows from investing activities:
    Purchases of marketable securities                                       (492,072)      (728,790)
    Proceeds from sales of marketable securities                                   --          4,350
    Capital expenditures                                                     (106,807)        (6,457)
                                                                          -----------     ----------

                    Net cash used in investing activities                    (598,879)      (730,897)
                                                                          -----------     ----------

Net decrease in cash and cash equivalents                                    (562,005)      (757,026)

Cash and cash equivalents - beginning of year                               7,452,395      8,209,421
                                                                          -----------     ----------

Cash and cash equivalents - end of year                                   $ 6,890,390      7,452,395
                                                                          ===========     ==========
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Income taxes                                                       $     2,130         30,084
                                                                          ===========     ==========

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2001 and 2000


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    NATURE OF BUSINESS

              American Claims Evaluation, Inc. (the Company) operates in a single segment that provides a full range of vocational rehabilitation and disability management services through its wholly-owned subsidiary, RPM Rehabilitation & Associates, Inc.
              (RPM).

       (b)    PRINCIPLES OF CONSOLIDATION

              The Company's financial statements are prepared on a consolidated basis and include the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

       (b)    REVENUE RECOGNITION

              Revenue for vocational rehabilitation services are recognized when the related services are provided.

       (c)    CASH AND CASH EQUIVALENTS

              All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash equivalents are comprised of short-term commercial paper of $6,686,156 and $6,983,206 as of March 31, 2001 and 2000, respectively.

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

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2001 and 2000


       (g)    GOODWILL

              The excess of cost over fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over a period of twenty years. Amortization expense amounted to $32,425 for each of the years ended March 31, 2001 and 2000 and is included in selling, general and administrative expenses in the consolidated statements of operations.

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

       (i)    EARNINGS PER SHARE

              Basic earnings per share are computed on the weighted average common shares outstanding. Diluted earnings per share reflects the maximum dilution from potential common shares issuable pursuant to the exercise of stock options, if dilutive, outstanding during each period. Employee stock options totaling 920,500 and 595,500 for the years ended March 31, 2001 and 2000, respectively, were not included in the net loss per share calculations because their effect would have been anti-dilutive.

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

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2001 and 2000


       (l)    COMPREHENSIVE INCOME

              SFAS No. 130, REPORTING COMPREHENSIVE INCOME, establishes standards for reporting and presentation of comprehensive income and its components. SFAS No. 130 requires unrealized losses on the Company's available-for-sale marketable securities to be included in accumulated other comprehensive loss which is presented in the consolidated statements of stockholders' equity.

(2)    MARKETABLE SECURITIES AND INVESTMENT IMPAIRMENT

       At March 31, 2001, marketable securities consist of shares of IVC Industries, Inc. (IVCO) common stock which have been classified as available for sale securities. During the year ended March 31, 2001, the Company recorded an impairment charge of $916,976 related to its investment in IVCO, which was judged to have experienced an other than temporary decline in value. A summary of marketable securities information related to the adjusted cost after the impairment charge, fair value and unrealized holding loss at March 31, 2001 is as follows:

                                                                      UNREALIZED
                                            ADJUSTED        FAIR        HOLDING
                                              COST          VALUE        LOSS
                                          ----------      --------    ----------
                 Investment in IVCO       $  300,086       225,064      (75,022)
                                          ==========      ========    =========


(3)    PROPERTY AND EQUIPMENT

       Property and equipment at March 31, 2001 and 2000 consist of the following:

                                                                          ESTIMATED
                                              2001           2000         USEFUL LIFE
                                           ----------     -----------     -----------
        Equipment                          $  335,295       296,671         5 years
        Furniture and fixtures                 72,366        72,366      5 to 10 years
                                           -----------    ----------
                                              407,661       369,037

        Less accumulated depreciation         285,396       328,958
                                           -----------    ----------

                                           $  122,265        40,079
                                           ===========    ==========

       Depreciation expense for the years ended March 31, 2001 and 2000 amounted to $24,621 and $21,134, respectively.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2001 and 2000


(4)    INCOME TAXES

       Income tax expense (benefit) for the years ended March 31, 2001 and 2000 is comprised of the following:

                                                     YEAR ENDED MARCH 31,
                                                   -----------------------
                                                      2001          2000
                                                   ----------    ---------
                           Current:
                               Federal             $   4,000        8,000
                               State                   1,000        2,000
                                                   ---------     --------
                                                       5,000       10,000

                           Deferred:
                               Federal                (2,000)      (2,000)
                                                   ---------     --------

                                                   $   3,000        8,000
                                                   =========     ========


       The actual provision for income taxes differed from that which would have resulted when applying the statutory Federal income tax rate as a result of the following items:

                                                   YEAR ENDED MARCH 31,
                                          ---------------------------------------
                                                  2001                 2000
                                          -----------------    ------------------
Expected income tax (benefit) provision
     at the statutory Federal tax rate    $(318,000)   (34)%   $   1,000       34%
Increase in valuation allowance             312,000     33            --       --
State taxes, net of Federal tax benefit       1,000     --         1,000       34
Amortization of goodwill                     11,000      1        11,000      376
Benefit of graduated rates                   (3,000)    --        (5,000)    (170)
                                          ---------    ---     ---------    -----

Actual income tax provision               $   3,000     --%    $   8,000      274%
                                          =========    ===     =========    =====

       The tax effects of temporary differences that give rise to the deferred tax assets at March 31, 2001 and 2000 are as follows:


                                                                   2001          2000
                                                                 -----------     --------
            Deferred tax assets:
                 Investment loss carryforward                    $   312,000           --
                 Depreciation                                          5,527        3,527
                 Unrealized loss on marketable securities             25,500       12,150
                 Valuation allowance                                (337,500)          --
                                                                 -----------     --------

                                                                 $     5,527       15,677
                                                                 ===========     ========

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2001 and 2000


       Capital losses may only be used to offset capital gains. Capital losses may be carried back three years and forward five years. As of March 31, 2001, the Company had a capital loss carryforward of approximately $917,000 related to the loss impairment (note 2). The Company has historically generated limited net capital gains. Therefore, the Company did not believe it was more likely than not that it would generate sufficient capital gains within the appropriate time period to offset those capital losses. For financial reporting purposes, a valuation allowance of $312,000 at March 31, 2001 was recognized for capital loss carryforwards not anticipated to be realized before expiration.

(5)    MAJOR CUSTOMERS

       The Company has one customer, Washington State Department of Labor & Industries (L&I), who accounted for 65% and 66% of revenues for the years ended March 31, 2001 and 2000, respectively.

       The Company was approved as a "preferred provider" of vocational rehabilitation services to L&I under two separate contracts, which expire on May 31, 2001. Effective June 1, 2001, L&I will institute a new system which eliminates the process of awarding contracts to qualifying firms in favor of a system which creates the opportunity for any firm or individual meeting L&I's requirements to be a provider of services. To become eligible under this new system, a provider must only meet certain business practice standards and counselor credentialing criteria without the necessity of being awarded a contract. The Company has instituted a system to assure that all counselors not currently meeting L&I's credentialing criteria will do so by the imposed deadline. Although the Company anticipates no material change in the volume of cases referred to it or its vocational rehabilitation consultants, there can be no assurances that the new system of referring cases to providers will result in a comparable number of referrals.

       The Company also had a customer who accounted for 13% of revenues for the year ended March 31, 2000.

(6)    STOCK OPTIONS

       The Company has four stock option plans, the 1985 Stock Option Plan (1985
       Plan), the 1991 Stock Option Plan (1991 Plan), the 1997 Incentive Stock Option Plan (1997 Plan) and the 2000 Incentive Stock Option Plan (2000
       Plan). The 1985 Plan and the 1991 Plan have expired except as to options outstanding. The 1997 Plan and the 2000 Plan provide for incentive or non-qualified stock options to be granted to key employees, officers, directors, independent contractors and consultants of the Company, for the purchase of up to 750,000 shares per Plan.

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

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2001 and 2000


       Changes in the options outstanding during the years ended March 31, 2001 and 2000 are summarized in the following table:

                                                                    WEIGHTED
                                                 NO. OF              AVERAGE
                                                 SHARES          EXERCISE PRICE
                                               ----------        --------------

                Balance - March 31, 1999          570,500        $   1.72

                Fiscal 2000:
                    Options granted                25,000             2.50
                                               ----------            -----

                Balance - March 31, 2000          595,500             1.75

                Fiscal 2001:
                    Options granted               325,000             2.56
                                               ----------            -----

                Balance - March 31, 2001          920,500             2.04
                                               ==========            =====

       As of March 31, 2001, 45,000 and 750,000 options were available for grant under the 1997 Plan and 2000 Plan, respectively.

       The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at March 31, 2001:

                                                                     WEIGHTED
                                                                      AVERAGE
                                                                     EXERCISE        WEIGHTED
                                                                     PRICE OF         AVERAGE
                                        NUMBER OF OPTIONS           EXERCISABLE     CONTRACTUAL
                EXERCISE PRICE      OUTSTANDING      EXERCISABLE      OPTIONS     LIFE REMAINING
                --------------      -----------     ------------    -----------   --------------
                    $1.25               300,000        300,000        $ 1.25          6 years
              $1.82 - $2.56             620,500        566,750          2.41         6.8 YEARS
                                     ----------     ----------        ------         ---------

                                        920,500        866,750        $ 2.01         6.5 years
                                     ==========     ==========        ======         =========

       The Company has adopted the "disclosure only" provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and will continue to use the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, no compensation expense has been recognized for the Company's stock option plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards during the years ended March 31, 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2001 and 2000


                                                               2001          2000
                                                            ----------    ----------
                 Net loss:
                      As reported                           $  (937,222)      (5,076)
                      Pro forma                              (1,466,535)     (30,589)

                 Basic net earnings (loss) per share:
                      As reported                                 (.22)          .00
                      Pro forma                                   (.34)         (.01)

                 Diluted net earnings (loss) per share:
                      As reported                                 (.22)          .00
                      Pro forma                                   (.34)         (.01)

       The weighted average fair value per stock option granted was $1.69 and $1.43 for those options granted in the years ended March 31, 2001 and 2000, respectively. The Company estimated the fair values using the Black-Scholes option pricing model, using the following assumptions:

                                                   2001     2000
                                                   ----     ----
            Expected dividend yield                 --       --
            Risk-free interest rate                  6%       6%
            Expected stock price volatility         58%      59%
            Expected option lives (years)          7.5      7.5

       The pro forma effects on net earnings (loss) and net earnings (loss) per share for the years ended March 31, 2001 and 2000 may not be representative of the pro forma effects in future years since compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extend beyond the reported years.

(7)    RETIREMENT PLAN

       The Company sponsors a retirement plan pursuant to section 401(k) of the Internal Revenue Code (the "Code") for all employees meeting certain service requirements. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code. The plan provides for a matching contribution by the Company which amounted to $13,048 and $8,597 for the years ended March 31, 2001 and 2000, respectively.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2001 and 2000



(8)    COMMITMENTS

       Rental expense under non-cancelable operating leases for office space amounted to $136,060 and $131,966 for the years ended March 31, 2001 and 2000, respectively. Minimum lease payments under non-cancelable operating leases, exclusive of future escalation charges, as of March 31, 2001 are as follows:

                        2002                                  $  116,000
                        2003                                     118,000
                        2004                                      97,000
                        2005                                      53,000
                        2006                                      13,000
                                                              ----------

                        Total minimum lease payments          $  397,000
                                                              ==========