Form 10QSB
period 2001-06-30
AMERICAN CLAIMS EVALUATION INC
filed 2001-08-14
CIK 774517

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001
                                                 -------------

             { } TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                For the transition period from _______ to _______

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

                   One Jericho Plaza, Jericho New York 11753
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (516) 938-8000
                --------------------------------------------------
                           (Issuer's telephone number)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes X   No
                                                     ---    ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's common stock, par value $.01, was 4,273,500 as of July 31, 2001.

Transitional Small Business Disclosure Format (check one): Yes         No  X
                                                               ---        ---

                        AMERICAN CLAIMS EVALUATION, INC.

                                      INDEX

                                                                        Page No.
                                                                        -------
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets as of June 30, 2001
                   (unaudited) and March 31, 2001                          3

              Consolidated Statements of Operations for the Three Months
                   ended June 30, 2001 and 2000 (unaudited)                4

              Consolidated Statements of Cash Flows for the Three Months
                   ended June 30, 2001 and 2000 (unaudited)                5

              Notes to Consolidated Financial Statements                   6

Item 2.  Management's Discussion and Analysis or Plan of Operation       8 - 9

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                10

SIGNATURES                                                                11

                          PART I. FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets


                                                                 JUN.30,2001       MAR.31,2001
                                                                 -----------       -----------
                                                                 (Unaudited)
                                     ASSETS
                                     ------
Current Assets:
         Cash and cash equivalents                                 $6,889,947       6,890,390
         Marketable securities                                        240,069         225,064
         Accounts receivable, net                                      91,936          99,078
         Prepaid expenses                                              29,748          29,454
         Deferred tax asset                                             5,527           5,527
                                                                   ----------    ------------
                  Total current assets                              7,257,227       7,249,513

Property and equipment, net                                           115,504         122,265
Excess cost over fair value of net assets acquired, net               395,855         403,961
                                                                   ----------      ----------
                                                                   $7,768,586       7,775,739
                                                                   ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
         Accounts payable                                          $   32,203          26,806
         Accrued expenses                                              91,085          81,199
         Income taxes payable                                          36,866          40,866
                                                                   ----------      ----------
                  Total current liabilities                           160,154         148,871
                                                                   ----------      ----------

Stockholders' equity:
         Common stock, $.01 par value;
             10,000,000 shares authorized;
             4,450,000 shares issued; 4,273,500
             shares outstanding                                        44,500          44,500
         Additional paid-in capital                                 3,515,699       3,515,699
         Accumulated other comprehensive loss                         (60,017)        (75,022)
         Retained earnings                                          4,406,467       4,439,908
                                                                   ----------      ----------
                                                                    7,906,649       7,925,085

         Treasury shares, at cost, 176,500 shares                    (298,217)       (298,217)
                                                                   ----------      ----------
         Total stockholders' equity                                 7,608,432       7,626,868
                                                                   ----------      ----------
                                                                   $7,768,586       7,775,739
                                                                   ==========      ==========

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                   (Unaudited)


                                                                THREE MONTHS ENDED
                                                                ------------------
                                                        JUN. 30, 2001         JUN. 30, 2000
                                                        -------------         -------------
Revenues                                                     $324,589               270,342
Cost of services                                              156,126               127,457
                                                             --------               -------

         Gross margin                                         168,463               142,885

Selling, general and administrative expenses                  301,382               262,208
                                                             --------               -------

         Operating loss                                      (132,919)             (119,323)

Other income:
         Interest income                                       95,478               122,152
         Miscellaneous income                                       -                 1,000
                                                             --------               -------

         Earnings (loss) before provision for
                  (benefit from) income taxes                 (37,441)                3,829

Provision for (benefit from) income taxes                      (4,000)                2,000
                                                             --------               -------

         Net earnings (loss)                                 $(33,441)                1,829
                                                             ========               =======

Net earnings (loss) per share:
         Basic                                               $   (.01)                  .00
                                                             ========               =======
         Diluted                                             $   (.01)                  .00
                                                             ========               =======

Weighted average common shares outstanding:
         Basic                                              4,273,500             4,273,500
                                                            =========             =========
         Diluted                                            4,273,500             4,423,134
                                                            =========             =========








See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                       THREE MONTHS ENDED
                                                                                       ------------------
                                                                                 JUN.30,2001        JUN.30,2000
                                                                                 -----------        -----------
Cash flows from operating activities:
     Net earnings (loss)                                                         $   (33,441)             1,829
                                                                                 -----------          ---------
     Adjustments to reconcile net earnings (loss)
         to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                    14,867             11,875
     Changes in assets and liabilities:
         Accounts receivable                                                           7,142             (5,100)
         Prepaid expenses                                                               (294)              (313)
         Accounts payable                                                              5,397                402
         Accrued expenses                                                              9,886              1,983
         Income taxes payable                                                         (4,000)               924
                                                                                 -----------          ---------
                                                                                      32,998              9,771
                                                                                 -----------          ---------
         Net cash provided by (used in) operating activities                            (443)            11,600
                                                                                 -----------          ---------

Cash flows from investing activities:
     Purchases of marketable securities                                                    -            (70,791)
                                                                                 -----------          ---------

Net decrease in cash and cash equivalents                                               (443)           (59,191)

Cash and cash equivalents at beginning of period                                   6,890,390          7,452,395
                                                                                 -----------          ---------

Cash and cash equivalents at end of period                                        $6,889,947          7,393,204
                                                                                  ==========          =========

Supplemental disclosure of cash flow information:
     Income taxes paid                                                           $         -             1,076
                                                                                 ===========          =========







See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

GENERAL

The accompanying unaudited consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report to Shareholders for the year ended March 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made to present fairly the financial position, results of operations and cash flows as of and for the periods shown.

EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net earnings
(loss) per share for the three months ended June 30, 2001 and 2000:

                                                            Three Months      Three Months
                                                           Ended 06/30/01     Ended 06/30/00
                                                           --------------     --------------
Numerator:
         Net earnings (loss)                                 $   (33,441)           1,829
                                                             ===========        =========

Denominator:
         Denominator for basic earnings (loss)
              per share - weighted average shares              4,273,500        4,273,500
         Effect of dilutive securities:
              Stock options                                            -          149,634
                                                             -----------        ---------
         Denominator for diluted earnings (loss)
              per share                                        4,273,500        4,423,134
                                                             ===========        =========

Basic earnings (loss) per share                              $      (.01)       $     .00
                                                             ===========        =========

Diluted earnings (loss) per share                            $      (.01)       $     .00
                                                             ===========        =========

Employee stock options totaling 920,500 and 229,000 for the three months ended June 30, 2001 and 2000, respectively, were not included in the net earnings
(loss)  per  share   calculations   because   their   effect   would  have  been
anti-dilutive.

MARKETABLE SECURITIES

Marketable securities at June 30, 2001 consist of equity securities which have been classified as available for sale securities. As a result, they are recorded at fair value which is determined based on quoted market prices. Unrealized losses are reported as accumulated other comprehensive loss as a separate component of stockholders' equity. A valuation allowance has been recorded at June 30, 2001 and March 31, 2001, respectively, for the entire amount of the deferred tax asset attributable to the unrealized losses as the Company believes that it is more likely than not that the benefit of the deferred tax asset will not be realized.

COMPREHENSIVE LOSS

Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, establishes standards for reporting and presentation of comprehensive income and its components. SFAS No. 130 requires unrealized losses on the Company's available for sale marketable securities to be included in other comprehensive loss. Comprehensive loss for the three months ended June 30, 2001 and 2000 was $18,436 and $191,171, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Revenues for the three months ended June 30, 2001 totaled $324,589 as compared with the $270,342 reported for the corresponding period ended June 30, 2000 representing an increase of approximately 20.1%. This increase was primarily caused by a general increase in the volume of cases referred to the Company by its existing clients during the period and the addition of nurse case management services to the Company's service offerings.

Cost of services was 48.1% of revenues for the three months ended June 30, 2001 as compared to 47.1% of revenues in the same period last year.

Selling, general and administrative expenses for the quarter ended June 30, 2001 increased from $262,208 to $301,382 for the three months ended June 30, 2000. Although the Company incurred expenses related to its unsuccessful attempt to acquire an entity in the occupational health care staffing and services industry, the percentage of selling, general and administrative expenses as a percentage of revenues decreased from 97.0% of revenues during the three months ended June 30, 2000 to 92.9% as a percentage of revenues in the current three month period ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had working capital of $7,097,073 as compared to working capital of $7,100,642 at March 31, 2001. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.

The Company continues its review of strategic alternatives for maximizing shareholder value. Potential acquisitions will be evaluated based on their merits within its current line of business, as well as other fields.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "BUSINESS COMBINATIONS", and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS". SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. The Company is currently assessing the impacts of the adoption of SFAS 141 and 142.

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

                  (a)  None

                  (b)  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMERICAN CLAIMS EVALUATION,  INC.



Date:  July 31, 2001               By: /s/ GARY GELMAN
                                       -----------------------------------------
                                       Gary Gelman
                                       Chairman of the Board,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



Date:  July 31, 2001               By: /s/ GARY J. KNAUER
                                       -----------------------------------------
                                       Gary J. Knauer
                                       Chief Financial Officer, Treasurer
                                       (Principal Financial and Accounting
                                       Officer) and Secretary