Form 10QSB
period 2001-09-30
AMERICAN CLAIMS EVALUATION INC
filed 2001-11-13
CIK 774517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              (MARK ONE)

              {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

             { } TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

            For the transition period from ____________ to__________

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---
The number of shares outstanding of the issuer's common stock, par value $.01, was 4,273,500 as of November 2, 2001.

Transitional Small Business Disclosure Format (check one): Yes        No  X
                                                                ---      ---

                        AMERICAN CLAIMS EVALUATION, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I  - FINANCIAL INFORMATION

Item 1.   Financial Statements

               Consolidated Balance Sheets as of
                        September 30, 2001 (unaudited) and March 31, 2001   3

               Consolidated Statements of Operations
                        for the Three Months and Six Months ended
                        September 30, 2001 and 2000 (unaudited)             4

               Consolidated Statements of Cash Flows
                        for the Six Months ended
                        September 30, 2001 and 2000 (unaudited)             5

               Notes to Consolidated Financial Statements (unaudited)     6 - 7

Item 2.   Management's Discussion and Analysis or Plan of Operation       8 - 9

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 10

SIGNATURES                                                                 11

                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                             Sep.30,2001          Mar.31,2001
                                                             -----------          -----------
                                                             (Unaudited)
                                     ASSETS
Current assets:
         Cash and cash equivalents                          $  6,813,082             6,890,390
         Marketable securities                                   531,152               225,064
         Accounts receivable, net                                104,159                99,078
         Prepaid expenses                                         24,373                29,454
         Deferred tax asset                                        5,527                 5,527
                                                            ------------          ------------
                  Total current assets                         7,478,293             7,249,513

Property and equipment, net                                      139,518               122,265
Excess cost over fair value of net assets acquired, net          387,749               403,961
                                                            ------------          ------------
                                                            $  8,005,560             7,775,739
                                                            ============          ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                   $      28,775               26,806
         Accrued expenses                                          75,438               81,199
         Income taxes payable                                      32,735               40,866
                                                            ------------          ------------
                  Total current liabilities                       136,948              148,871
                                                            ------------          ------------

Stockholders' equity:
         Common stock, $.01 par value -
                10,000,000 shares authorized; 4,450,000
              shares issued; 4,273,500 shares outstanding          44,500               44,500
         Additional paid-in capital                             3,515,699             3,515,699
         Accumulated other comprehensive income (loss)            231,066              (75,022)
         Retained earnings                                      4,375,564            4,439,908
                                                             ------------         ------------
                                                                8,166,829            7,925,085
         Treasury shares, at cost, 176,500 shares                (298,217)            (298,217)
                                                            ------------          ------------
                  Total stockholders' equity                    7,868,612            7,626,868
                                                            -------------         ------------
                                                            $   8,005,560            7,775,739
                                                            =============         ============


See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                     Three months ended            Six months ended
                                              ----------------------------   ----------------------------
                                              Sep. 30, 2001   Sep. 30, 2000  Sep. 30, 2001  Sep. 30, 2000
                                              -------------   -------------- -------------  -------------
Revenues                                      $   323,297         276,482         647,886        546,824
Cost of services                                  156,040         128,851         312,166        256,308
                                              -----------     -----------     -----------    -----------

     Gross margin                                 167,257         147,631         335,720        290,516

Selling, general and administrative
     expenses                                     275,877         265,101         577,259        527,309
                                              -----------     -----------     -----------    -----------

     Operating loss                              (108,620)       (117,470)       (241,539)      (236,793)

Other income:
     Interest income                               74,717         121,583         170,195        243,735
     Miscellaneous income                               -               -               -          1,000
                                              -----------     -----------     -----------    -----------

Earnings (loss) before provision for
     (benefit from) income taxes                  (33,903)          4,113         (71,344)         7,942

Provision for (benefit from)
     income taxes                                  (3,000)          2,000          (7,000)         4,000
                                              -----------     -----------     -----------    -----------

Net earnings (loss)                           $   (30,903)          2,113         (64,344)         3,942
                                              ===========     ===========     ===========    ===========

Net earnings (loss) per share:
     Basic                                    $      (.01)            .00            (.02)           .00
                                              ===========     ===========     ===========    ===========
     Diluted                                  $      (.01)            .00            (.02)           .00
                                              ===========     ===========     ===========    ===========

Weighted average common shares outstanding:
     Basic                                      4,273,500       4,273,500       4,273,500      4,273,500
                                              ===========     ===========     ===========    ===========
     Diluted                                    4,273,500       4,430,339       4,273,500      4,426,736
                                              ===========     ===========     ===========    ===========


See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                         SIX MONTHS ENDED
                                                                     SEP.30,2001    SEP.30,2000
                                                                     -----------    -----------
Cash flows from operating activities:
     Net earnings (loss)                                             $   (64,344)         3,942
                                                                     -----------    -----------
     Adjustments to reconcile net earnings (loss)
           to net cash provided by (used in) operating activities:
         Depreciation and amortization                                    33,719         28,566
         Changes in assets and liabilities:
              Accounts receivable                                         (5,081)       (15,901)
              Prepaid expenses                                             5,081          4,018
              Accounts payable                                             1,969          6,276
              Accrued expenses                                            (5,761)       (14,249)
              Income taxes payable                                        (8,131)         9,900
                                                                     -----------    -----------
                                                                          21,796         18,610
                                                                     -----------    -----------
         Net cash provided by (used in) operating activities             (42,548)        22,552
                                                                     -----------    -----------

Cash flows from investing activities:
     Purchases of marketable securities                                        -       (462,759)
     Capital expenditures                                                (34,760)       (96,899)
                                                                     -----------    -----------

         Net cash flows used in investing activities                     (34,760)      (559,658)
                                                                     -----------    -----------

Net decrease in cash and cash equivalents                                (77,308)      (537,106)

Cash and cash equivalents at beginning of period                       6,890,390      7,452,395
                                                                     -----------    -----------

Cash and cash equivalents at end of period                           $ 6,813,082      6,915,289
                                                                     ===========    ===========

Supplemental Disclosure of Cash Flow Information:
      Income taxes paid                                              $     1,131          1,786
                                                                     ===========    ===========



See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


GENERAL

The accompanying unaudited consolidated financial statements have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim periods. Interim results are not necessarily indicative of results for a full year.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended March 31, 2001 and the notes thereto contained in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission.

EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net earnings
(loss) per share for the three and six months ended September 30, 2001 and 2000:

                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                            --------------------------  -----------------------
                                              09/30/01      09/30/00     09/30/01     09/30/00
                                             ----------    -----------  ----------   ----------
Numerator:
         Net earnings (loss)                $    (30,903)       2,113      (64,344)       3,942
                                            ============    =========   ==========    =========

Denominator:
         Denominator for basic earnings
              (loss) per share - weighted
              average shares                   4,273,500    4,273,500    4,273,500    4,273,500
         Effect of dilutive securities:
              Stock options                            -      156,839            -      153,236
                                            ------------    ---------   ----------    ---------
Denominator for diluted
              earnings (loss) per share        4,273,500    4,430,339    4,273,500    4,426,736
                                            ============    =========   ==========    =========

Basic earnings (loss) per share             $       (.01)         .00         (.02)         .00
                                            ============    =========   ==========    =========

Diluted earnings (loss) per share           $       (.01)         .00         (.02)         .00
                                            ============    =========   ==========    =========

Employee stock options covering 884,500 and 125,000 shares of common stock for the three months ended September 30, 2001 and 2000, respectively, were not included in the net earnings (loss) per share calculations because their effect would have been anti-dilutive.

MARKETABLE SECURITIES

Marketable securities at September 30, 2001 consist of shares of IVC Industries, Inc. ("IVCO") common stock which have been classified as available for sale securities. As a result, they are recorded at fair value which is determined based on quoted market prices. Unrealized gains are reported as accumulated other comprehensive income as a separate component of stockholders' equity.

During the fiscal year ended March 31, 2001, the Company recorded an impairment charge of $916,976 related to its investment in IVCO common stock which was judged to have experienced an other than temporary decline in value. At March 31, 2001, the Company also recorded a deferred tax asset of $337,500 for the related investment loss tax carryforward. Such deferred taxes were fully offset by a valuation allowance as management did not believe that it was more likely than not that it would generate sufficient capital gains within the appropriate time period to offset such capital loss.

During the six month period ended September 30, 2001, the Company recorded a $306,088 unrealized gain on the IVCO common stock. The deferred tax asset and related valuation allowance were reduced in relation to the unrealized gain. Management still does not believe that it is more likely than not that it would generate sufficient capital gains within the appropriate time period to utilize the remaining investment loss tax carryforward.

COMPREHENSIVE LOSS

Statement  of  Financial   Accounting  Standards  ("SFAS")  No.  130,  REPORTING
COMPREHENSIVE INCOME, requires unrealized gains (losses) on the Company's available for sale marketable securities to be included in other comprehensive income (loss). Comprehensive income (loss) for the six months ended September 30, 2001 and 2000 was $241,744 and $(511,498), respectively. Comprehensive income (loss) for the quarters ended September 30, 2001 and 2000 was $260,180 and $(312,327), respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenues for the three months ended September 30, 2001 totaled $323,297 as compared with the $276,482 reported for the corresponding period ended September 30, 2000. This represents an increase of approximately 16.9%. Revenues for the six month period ended September 30, 2001 increased approximately 18.5% from the comparable period ended September 30, 2000. Increases over the first six months of the current fiscal year were primarily caused by an increase in the volume of cases referred to the Company by its existing clients and the addition of nurse case management services to the Company's service offerings.

Cost of services increased slightly to 48.3% of revenues for the quarter ended September 30, 2001 as compared to 46.6% of revenues in the same period last year. During the six months ended September 30, 2001, the cost of services as a percentage of revenues increased to 48.2% from 46.9% in the six months ended September 30, 2000.

Selling, general and administrative expenses increased $10,776 to $275,877 in the quarter ended September 30, 2001, from $265,101 in the quarter ended September 30, 2000. However, the percentage of selling, general and administrative expenses as a percentage of revenues decreased to 85.3% of revenues during the three months ended September 30, 2001 from 95.9% of revenues during the three months ended September 30, 2000. Selling, general and administrative expenses for the six months ended September 30, 2001 increased to $577,259 from $527,309 for the six months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had working capital of $7,341,345 as compared to working capital of $7,100,642 at March 31, 2001. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements for the foreseeable future.

The Company continues its review of strategic alternatives for maximizing shareholder value. Potential acquisitions will be evaluated based on their merits within its remaining line of business, as well as other fields.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "BUSINESS COMBINATIONS," and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that the amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets with finite lives, other than goodwill, be amortized over their estimated useful lives. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company on April 1, 2002. The Company has not determined the effect, if any, that the adoption of SFAS No. 141 and SFAS No. 142 will have on the Company's consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF," while retaining the fundamental recognition and measurement provisions of that statement. SFAS No. 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spinoff to be considered held and used until it is disposed of. However, SFAS No. 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, SFAS No. 144 retains the provisions of SFAS No. 121 and, therefore, requires that discontinued operations no longer be measured on a net realizable basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. SFAS No. 144 is effective for all fiscal quarters of fiscal years beginning after December 15, 2001, and thus will be adopted by the Company on April 1, 2002. The Company has not determined the effect, if any, that the adoption of SFAS No. 144 will have on the Company's consolidated financial statements.

MARKET RISK

The Company is exposed to market risk related to changes in interest rates. Most of the Company's cash and cash equivalents are invested at variable rates of interest and further decreases in market interest rates would cause a related reduction in interest income.

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

                  (a)  None

                  (b)  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN CLAIMS EVALUATION,  INC.

Date: November 7, 2001                By:   /s/ GARY GELMAN
                                          --------------------------------------
                                           Gary Gelman
                                           Chairman of the Board,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date:  November 7, 2001               By:   /s/ GARY J. KNAUER
                                          --------------------------------------
                                           Gary J. Knauer
                                           Chief Financial Officer, Treasurer
                                           (Principal Financial and Accounting
                                           Officer) and Secretary