Form 10QSB
period 2001-12-31
AMERICAN CLAIMS EVALUATION INC
filed 2002-02-05
CIK 774517

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              (MARK ONE)

              {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 2001
                                               -----------------

             { } TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                 For the transition period from ______ to ______

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


                   ONE JERICHO PLAZA, JERICHO, NEW YORK 11753
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (516) 938-8000
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


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

The number of shares outstanding of the issuer's common stock, par value $.01, was 4,273,500 as of February 1, 2002.

Transitional Small Business Disclosure Format (check one): Yes __  No _X_

                        AMERICAN CLAIMS EVALUATION, INC.

                                      INDEX




                                                                        PAGE NO.

PART I  - FINANCIAL INFORMATION

Item 1.   Financial Statements

             Consolidated Balance Sheets as of
                      December 31, 2001 (unaudited) and March 31, 2001      3

             Consolidated Statements of Operations
                      for the Three Months and Nine Months ended
                      December 31, 2001 and 2000 (unaudited)                4

             Consolidated Statements of Cash Flows
                      for the Nine Months ended
                      December 31, 2001 and 2000 (unaudited)                5

             Notes to Consolidated Financial Statements (unaudited)         6

Item 2.   Management's Discussion and Analysis or Plan of Operation       8 - 9

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 10

SIGNATURES                                                                 11

                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                                     DEC.31,2001            MAR.31,2001
                                                                     -----------            -----------
                                                                     (Unaudited)
                                     ASSETS

Current assets:
         Cash and cash equivalents                                    $6,776,205             6,890,390
         Marketable securities                                           741,212               225,064
         Accounts receivable, net                                         98,814                99,078
         Prepaid expenses                                                 19,499                29,454
         Deferred tax asset                                                5,527                 5,527
                                                                       ---------             ---------
                  Total current assets                                 7,641,257             7,249,513

Property and equipment, net                                              130,622               122,265
Excess cost over fair value of net assets acquired, net                  379,643               403,961
                                                                       ---------             ---------
                                                                      $8,151,522             7,775,739
                                                                       =========             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                             $   24,191                26,806
         Accrued expenses                                                 95,405                81,199
         Income taxes payable                                              3,965                40,866
                                                                       ---------             ---------
                  Total current liabilities                              123,561               148,871
                                                                       ---------             ---------

Stockholders' equity:
         Common stock, $.01 par value -
              10,000,000 shares authorized; 4,450,000
              shares issued; 4,273,500 shares outstanding                 44,500                44,500
         Additional paid-in capital                                    3,515,699              3,515,699
         Accumulated other comprehensive income (loss)                   441,126               (75,022)
         Retained earnings                                             4,324,853             4,439,908
                                                                       ---------             ---------
                                                                       8,326,178             7,925,085
         Treasury shares, at cost, 176,500 shares                       (298,217)             (298,217)
                                                                       ---------             ---------
                  Total stockholders' equity                           8,027,961             7,626,868
                                                                       ---------             ---------
                                                                      $8,151,522             7,775,739
                                                                       =========             =========

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                  --------------------------------    -------------------------------
                                                  DEC. 31, 2001      DEC. 31, 2000    DEC. 31, 2001     DEC. 31, 2000
                                                  -------------      -------------    -------------     -------------

Revenues                                             $312,393           286,018          960,279           832,842
Cost of services                                      158,841           139,631          471,007           395,939
                                                      -------           -------          -------           -------
     Gross margin                                     153,552           146,387          489,272           436,903

Selling, general and administrative
     expenses                                         283,401           267,984          860,660           795,293
                                                      -------           -------          -------           -------

     Operating loss                                  (129,849)         (121,597)        (371,388)         (358,390)

Other income (loss):
     Interest income                                   52,138           117,320          222,333           361,055
     Investment loss                                        -          (916,976)               -          (916,976)
     Miscellaneous income                                   -                 -                -             1,000
                                                      -------           -------          -------           -------

Loss before provision for
     (benefit from) income taxes                      (77,711)         (921,253)        (149,055)         (913,311)

Provision for (benefit from)
     income taxes                                     (27,000)                -          (34,000)            4,000
                                                      -------           -------          -------           -------

Net loss                                             $(50,711)         (921,253)        (115,055)         (917,311)
                                                      =======           =======         ========          ========

Net loss per share:
     Basic                                         $     (.01)             (.22)            (.03)             (.21)
                                                    =========         =========        =========         =========
     Diluted                                       $     (.01)             (.22)            (.03)             (.21)
                                                    =========         =========        =========         =========

Weighted average common shares outstanding:
     Basic                                          4,273,500         4,273,500        4,273,500         4,273,500
                                                    =========         =========        =========         =========
     Diluted                                        4,273,500         4,273,500        4,273,500         4,273,500
                                                    =========         =========        =========         =========

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                               NINE MONTHS ENDED
                                                                               -----------------
                                                                         DEC.31,2001        DEC.31,2000
                                                                         -----------        -----------
Cash flows from operating activities:
     Net loss                                                             $(115,055)          (917,311)
                                                                          ---------          ---------
     Adjustments to reconcile net loss to
         net cash provided by (used in) operating activities:
         Depreciation and amortization                                       50,721             42,710
         Investment impairment                                                    -            916,976
         Changes in assets and liabilities:
              Accounts receivable                                               264            (14,598)
              Prepaid expenses                                                9,955              8,274
              Accounts payable                                               (2,615)               (23)
              Accrued expenses                                               14,206             (1,024)
              Income taxes payable                                          (36,901)             9,190
                                                                          ---------          ---------
                                                                             35,630            961,505
                                                                          ---------          ---------
         Net cash provided by (used in) operating activities                (79,425)            44,194
                                                                          ---------          ---------

Cash flows from investing activities:
     Purchases of marketable securities                                           -           (492,072)
     Capital expenditures                                                   (34,760)           (96,899)
                                                                          ---------          ---------

         Net cash flows used in investing activities                        (34,760)          (588,971)
                                                                          ---------          ---------

Net decrease in cash and cash equivalents                                  (114,185)          (544,777)

Cash and cash equivalents at beginning of period                          6,890,390          7,452,395
                                                                          ---------          ---------

Cash and cash equivalents at end of period                               $6,776,205          6,907,618
                                                                          =========          =========

Supplemental Disclosure of Cash Flow Information:
      Income taxes paid                                                  $    2,901              2,496
                                                                          =========          =========

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


GENERAL

The accompanying unaudited consolidated financial statements have been condensed and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim periods. Interim periods are not necessarily indicative of results for a full year.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended March 31, 2001 and the notes thereto contained in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission.

NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended December 31, 2001 and 2000:

                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                     ---------------------------      --------------------------
                                                       12/31/01         12/31/00       12/31/01         12/31/00
                                                      ---------        ---------      ---------        ---------
Numerator:
         Net loss                                    $  (50,711)        (921,253)      (115,055)        (917,311)
                                                      =========        =========      =========        =========

Denominator:
         Denominator for basic loss
              per share - weighted
              average shares                          4,273,500        4,273,500      4,273,500        4,273,500
         Effect of dilutive securities:
              Stock options                                   -                -              -                -
                                                      ---------        ---------      ---------        ---------
         Denominator for diluted
              loss per share                          4,273,500        4,273,500      4,273,500        4,273,500
                                                      =========        =========      =========        =========

Basic loss per share                                 $     (.01)            (.22)          (.03)            (.21)
                                                      =========        =========      =========        =========

Diluted loss per share                               $     (.01)            (.22)          (.03)            (.21)
                                                      =========        =========      =========        =========

Employee stock options totaling 884,500 and 575,500 for the three months ended December 31, 2001 and 2000, respectively, were not included in the net loss per share calculations because their effect would have been anti-dilutive.

MARKETABLE SECURITIES AND INVESTMENT IMPAIRMENT

Marketable securities at December 31, 2001 consist of shares of IVC Industries, Inc. ("IVCO") common stock which have been classified as available for sale securities. As a result, they are recorded at fair value which is determined based on quoted market prices. Unrealized gains are reported as accumulated other comprehensive income as a separate component of stockholders' equity.

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

During the nine month period ended December 31, 2001, the Company recorded a $516,148 unrealized gain on the IVCO common stock. The deferred tax asset and related valuation allowance were reduced in relation to the unrealized gain. Management still does not believe that it is more likely than not that it would generate sufficient capital gains within the appropriate time period to utilize the remaining investment loss tax carryforward.

COMPREHENSIVE LOSS

Statement  of  Financial   Accounting   Standards  (SFAS)  No.  130,   REPORTING
COMPREHENSIVE INCOME, requires unrealized gains (losses) on the Company's available for sale marketable securities to be included in other comprehensive income (loss). Comprehensive income (loss) for the nine months ended December 31, 2001 and 2000 was $401,093 and $(979,999), respectively. Comprehensive income (loss) for the three months ended December 31, 2001 and 2000 was $159,349 and $(468,501) respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000

Revenues for the three months ended December 31, 2001 totaled $312,393 as compared with the $286,018 reported for the corresponding period ended December 31, 2000. This represents an increase of approximately 9.2%. Revenues for the nine month period ended December 31, 2001 increased approximately 15.3% from the comparable period ended December 31, 2000. Increases over the first nine months of the current fiscal year were primarily caused by an increase in the volume of cases referred to the Company by its existing self-insured clients and the addition of nurse case management services to the Company's service offerings.

Cost of services increased slightly to 50.8% of revenues for the quarter ended December 31, 2001 as compared to 48.8% of revenues in the same period last year. This increase was the result of fees paid to the vocational rehabilitation consultants for self-insured cases and for case management services which are higher than fees paid on work performed for the Department of Labor & Industries, the company's largest client. During the nine months ended December 31, 2001, the cost of services as a percentage of revenues increased to 49.0% from 47.5% in the nine months ended December 31, 2000.

Selling, general and administrative expenses increased $15,417 to $283,401 in the quarter ended December 31, 2001, from $267,984 in the quarter ended December 31, 2000. However, the percentage of selling, general and administrative expenses as a percentage of revenues decreased to 90.7% of revenues during the three months ended December 31, 2001 from 93.7% of revenues during the three months ended December 31, 2000. Selling, general and administrative expenses for the nine months ended December 31, 2001 increased to $860,660 from $795,293 for the nine months ended December 31, 2000.

Interest income decreased to $52,138 for the three months ended December 31, 2001 as compared to interest income of $117,320 recorded for the same period last year. During the nine months ended December 31, 2001, interest income decreased to $222,333 from $361,055 for the nine months ended December 31, 2000. These decreases are a direct result of continued declines in prevailing market interest rates.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company had working capital of $7,517,696 as compared to working capital of $7,100,642 at March 31, 2001. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements for the foreseeable future.

The Company continues its review of strategic alternatives for maximizing shareholder value. Potential acquisitions will be evaluated based on their merits within its remaining line of business, as well as other fields.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "BUSINESS COMBINATIONS," and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS."" SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that the amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets with finite lives, other than goodwill, be amortized over their estimated useful lives. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company on April 1, 2002. The Company has not determined the effect, if any, that the adoption of SFAS No. 141 and SFAS No. 142 will have on the Company's consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS" which addresses financial accounting and reporting for the impairment or disposal of long- lived assets. This statement supercedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG- LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF," while retaining the fundamental recognition and measurement provisions of that statement. SFAS No. 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spinoff to be considered held and used until it is disposed of. However, SFAS No. 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, SFAS No. 144 retains the provisions of SFAS No. 121 and, therefore, requires that discontinued operations no longer be measured on a net realizable basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. SFAS No. 144 is effective for all fiscal quarters of fiscal years beginning after December 15, 2001, and thus will be adopted by the Company on April 1, 2002. The Company has not determined the effect, if any, that the adoption of SFAS No. 144 will have on the Company's consolidated financial statements.

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


                                 AMERICAN CLAIMS EVALUATION,  INC.



Date: February 1, 2002           By:    /s/ GARY GELMAN
                                     ----------------------------------------
                                        Gary Gelman
                                        Chairman of the Board,
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



Date: February 1, 2002           By:    /s/ GARY J. KNAUER
                                     ----------------------------------------
                                        Gary J. Knauer
                                        Chief Financial Officer, Treasurer
                                        (Principal Financial and Accounting
                                        Officer) and Secretary