Form 10KSB
period 2002-03-31
AMERICAN CLAIMS EVALUATION INC
filed 2002-06-26
CIK 774517

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X]  ANNUAL REPORT  UNDER SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF
     1934

                    For the fiscal year ended March 31, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                         Commission file number 0-14807

                        AMERICAN CLAIMS EVALUATION, INC.

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           New York                                              11-2601199
(State or other jurisdiction of                               (I.R.S. Employer
   incorporation or organization)                            Identification No.)

                      One Jericho Plaza, Jericho, NY 11753
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (516) 938-8000

      Securities registered under Section 12(b) of the Exchange Act: None.
         Securities registered under Section 12(g) of the Exchange Act:
                          Common Shares, $.01 par value
                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ending March 31, 2002 were $1,260,913.

As of June 14, 2002, there were 4,259,800 shares of the issuer's common stock, $.01 par value, outstanding with an aggregate market value of $2,678,224 held by non-affiliates. For purposes of this disclosure, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

American Claims Evaluation, Inc. (the "Company") was incorporated in the State of New York and commenced operations in April 1982. The Company provides a full range of vocational rehabilitation and disability management services designed to maximize injured workers' abilities in order to reintegrate them into their respective communities through its wholly-owned subsidiary, RPM Rehabilitation & Associates, Inc. ("RPM").

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

RPM was approved as a preferred provider of vocational rehabilitation services to the Washington State Department of Labor & Industries ("L&I") under two separate contracts, which expired on May 31, 2001. Effective June 1, 2001, L&I eliminated the process of awarding contracts to qualifying firms in favor of a new system which created the opportunity for any firm or individual meeting L&I's requirements to provide services. To be eligible under this new system, a provider must only meet certain business practice standards and consultant credentialing criteria without the necessity of being awarded a contract. All RPM consultants have been transitioned into the new system and have until December 1, 2006 to meet the credentialing standards. The Company has instituted a program to assure that all consultants not currently meeting L&I's credentialing requirements will do so by the imposed deadline. For the year ended March 31, 2002, L&I accounted for 55% of the Company's total revenues. Although revenue generated on services provided to L&I decreased slightly in the current fiscal year, the Company did not experience any material changes in the volume of cases referred to it or its consultants as a direct result of the new system.

MARKETING AND ADVERTISING

The President of the Company and the President of RPM are responsible for the Company's sales and marketing program. In addition to direct contact with leading health care payers, the Company advertises its services in trade magazines.

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

EMPLOYEES

As of March 31, 2002, the Company had nineteen full-time employees and three part-time employees. Of these full-time employees, three were in management, ten were vocational rehabilitation consultants and six were in administration.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2002.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common shares, par value $.01 (the "Shares"), trade on the Nasdaq SmallCap Market under the symbol "AMCE".

The following table sets forth the range of high and low sales prices for the Company's Shares for each quarter during the period April 1, 2000 through March 31, 2002:

                                               HIGH           LOW
                                               ----           ---
              Fiscal 2001:
                4/01/00 -  6/30/00             3.25           1.88
                7/01/00 -  9/30/00             2.97           1.81
               10/01/00 - 12/31/00             2.88           1.56
                1/01/01 -  3/31/01             3.03           1.81

              Fiscal 2002:
                4/01/01 -  6/30/01             2.40           1.75
                7/01/01 -  9/30/01             2.20           1.36
               10/01/01 - 12/31/01             1.75           1.33
                1/01/02 -  3/31/02             1.60           1.29

The number of holders of the Company's Shares was approximately 724 on March 31, 2002, computed by the number of record holders, inclusive of holders for whom Shares are being held in the name of brokerage houses and clearing agencies.

The Company has never paid a cash dividend and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, for use in its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

For the fiscal year ended March 31, 2002 ("Fiscal 2002"), revenue from vocational rehabilitation services totaled $1,260,913, an increase of 9.5% from the $1,151,006 reported for the fiscal year ended March 31, 2001 ("Fiscal 2001"). This increase was a result of an increase in the volume of cases referred to the Company by its existing self-insured clients and the addition of case management services to the Company's service offerings. Revenue for Fiscal 2001 had experienced a 3.8% increase from the $1,109,286 generated in the fiscal year ended March 31, 2000.

During Fiscal 2002, approximately 55% of total revenues were generated providing vocational rehabilitation services to the Washington State Department of Labor & Industries ("L&I") under two separate contracts which expired on May 31, 2001. Effective June 1, 2001, L&I eliminated the process of awarding contracts to qualifying firms in favor of a new system which created the opportunity for any firm or individual meeting L&I's requirements to provide services. To be eligible under this new system, a provider must only meet certain business practice standards and consultant credentialing criteria without the necessity of being awarded a contract. Although revenue generated on services provided to L&I decreased slightly in the current fiscal year, the Company did not experience any material changes in the volume of cases referred to it or its consultants as a direct result of the new system.

The cost of vocational rehabilitation services was 49.1% of revenues for Fiscal 2002 as compared to 47.5% of revenues for Fiscal 2001. The Company experienced an increase in the cost of vocational rehabilitation services as a result of fees paid to the vocational rehabilitation consultants for self-insured cases and for case management services which are higher than fees paid on work performed for L&I.

Selling, general and administrative expenses were $1,147,695 and $1,091,651 in Fiscal 2002 and Fiscal 2001, respectively.

Interest income decreased to $265,040 during Fiscal 2002, as compared to interest income of $469,513 for Fiscal 2001 as a direct result of substantial declines in prevailing market interest rates.

During Fiscal 2001, the Company had recorded an impairment charge of $916,967 on its investment in IVC Industries, Inc. ("IVCO") common stock for which the decline in market value was deemed to be other than temporary. During Fiscal 2002, IVCO and Inverness Medical Innovations, Inc. consummated a definitive merger agreement providing for the merger of a wholly-owned subsidiary of Inverness with and into IVCO. The Company received $2.50 in cash for each share owned on the merge date and ceased to own any shares of IVCO common stock. Accordingly, the Company recorded a gain on the sale of marketable securities of $450,069 ($0.11 net earnings per share) during Fiscal 2002 based on the adjusted cost after the impairment charge.

The Company recognized an income tax benefit of $94,000 for the current year as a result of the utilization of Federal tax operating loss carrybacks related to operating losses generated in Fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of cash is internally generated funds. At March 31, 2002, the Company had working capital of $7,511,469 as compared to working capital of $7,100,642 at March 31, 2001.

For Fiscal 2002, net cash used in operating activities was $164,888. Cash flows provided by investing activities totaled $715,395, consisting of $750,155 provided by the proceeds from the sale of marketable securities offset by $34,760 in capital expenditures.

The Company continues its review of strategic alternatives for maximizing shareholder value. Potential acquisitions will be evaluated based on their merits within its current line of business, as well as other fields. Management believes that the Company has sufficient cash resources and working capital to meet its capital resource requirements for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that the amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets with finite lives, other than goodwill, be amortized over their estimated useful lives. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company on April 1, 2002. Since the Company did not enter into any business combinations subsequent to June 30, 2001, adoption of SFAS No. 141 did not have an impact on the Company's consolidated financial statements. During fiscal 2003, the Company will perform the first of the required SFAS No. 142 impairment tests of goodwill and indefinite lived intangible assets as of April 1, 2002. The Company has not determined the effect, if any, that the adoption of SFAS No. 142 will have on the Company's consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The Company makes estimates and assumptions in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. Note 1 of the notes to the consolidated financial statements includes a summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements and addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and which require management's most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

ITEM  8. CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON  ACCOUNTING  AND
         FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The executive officers and directors of the Company are as follows:

              NAME                          AGE         POSITION
              ----                          ---         --------

              Gary Gelman                   55          Chairman of the Board,
                                                        President and
                                                        Chief Executive Officer

              Gary J. Knauer                42          Chief Financial Officer,
                                                        Treasurer and Secretary

              Edward M. Elkin, M.D.         63          Director

              Peter Gutmann                 73          Director

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

Gary J. Knauer joined the Company as its Controller in July 1991 and has served as Chief Financial Officer and Treasurer since October 1991 and as Secretary since March 1993. Before joining the Company, he was employed from October 1984 to June 1991 by the accounting firm of KPMG LLP. He is a Certified Public Accountant and holds a B.S. from the State University of New York at Binghamton. Since February 1994, Mr. Knauer also serves as Chief Financial Officer of American Para Professional Systems, Inc.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under Federal securities laws, the Company's directors, its executive officers and any person holding more than 10% of the Company's Shares are required to report their ownership of the Company's Shares and any changes in that ownership to the Securities and Exchange Commission ("SEC") on the SEC's Forms 3, 4 and 5. Based on its review of the copies of such forms it has received, the Company believes that all officers, directors and owners of greater than 10% of the Company's equity securities complied with all filing requirements applicable to them with respect to transactions during Fiscal 2002.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth all compensation paid or accrued to the Company's Chief Executive Officer and another executive officer for each of the Company's last three fiscal years. No other executive officer had total annual salary and bonus which exceeded $100,000 during the fiscal year ended March 31, 2002.

                           SUMMARY COMPENSATION TABLE

                                                                         Long-Term
                                                                        Compensation
                                        Annual Compensation                Awards
                            ---------------------------------------     -------------
Name and                                               Other Annual                        All Other
Principal         Fiscal     Salary       Bonus        Compensation        Options       Compensation
Position           Year       ($)          ($)           ($)(1)              (#)            ($)(2)
-----------       ------    --------      ------       ------------     -------------    ------------
Gary Gelman        2002     $244,311        -               -                 -             $2,546
 Chairman,         2001      244,311        -               -              250,000           2,511
 President         2000      244,311        -               -                 -              1,636
 and CEO

Gary J. Knauer     2002     $106,081        -               -                 -             $1,340
 Treasurer,        2001       98,595        -               -               25,000           1,403
 Secretary         2000       81,793        -               -               25,000             815
 and CFO

(1) The aggregate amount of all perquisites and other personal benefits paid were not greater than either $50,000 or 10% of the total annual salary and bonus reported for the respective officers.

(2) Consists of matching contributions made by the Company under the 401(k) plan for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

COMPENSATION PLANS

The following describes plans adopted by the Company pursuant to which cash or non-cash compensation was paid or distributed during the years ended March 31, 2002, 2001 and 2000 or pursuant to which such compensation may be distributed in the future, to the Chief Executive Officer and another executive officer.

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

Stock Option Plans

In July 1985, the Company's Board of Directors adopted the 1985 Stock Option Plan (the "1985 Plan"). The 1985 Plan has expired, except as to options outstanding (consisting of 27,500 options outstanding at March 31, 2002), and no additional options may be granted.

In March 1991, the Board of Directors adopted the Company's 1991 Stock Option Plan (the "1991 Plan") and in October 1991, the shareholders of the Company ratified, approved and adopted the 1991 Plan. The 1991 Plan has also expired, except as to options outstanding (consisting of 152,000 options at March 31, 2002), and no additional options may be granted.

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

The exercise price of the Shares under each option shall be determined by a committee appointed by the Board of Directors; provided, however, that the exercise price shall not be less than the fair market value of the Shares on the date of the grant. The term of each option granted pursuant to the 1997 and 2000 Plans shall be such term as established by the committee appointed by the Board of Directors, in its sole discretion, provided that it shall be for a period not exceeding ten years from the date of the grant.

No options were granted during the year ended March 31, 2002.

On June 6, 2002, the Company granted options to purchase a total of 606,000 Shares under the 2000 Plan at an exercise price of $1.80 to the Company's executive officers and outside directors.

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

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

The following table summarizes the number and dollar value of unexercised stock options at March 31, 2002 for the Named Executive Officers.

                                                                      Number of
                                                                     Securities       Value of
                                                                     Underlying       Unexercised
                                                                     Unexercised      In-the-Money
                                                                     Options at       Options at
                                                      Value          FY-End (#)       FY-End ($)(1)
                                 Shares Acquired     Realized        Exercisable/     Exercisable/
Name                              On Exercise(#)       ($)           Unexercisable    Unexercisable
--------------------------       ---------------   ------------      -------------    -------------

Gary Gelman,                            -               -              650,000/-        $30,000/-
        Chairman
        President and CEO


Gary J. Knauer
        Treasurer,                      -               -            107,000/25,000       -/-
        Secretary and CFO

(1) The closing price of the Company's Shares on March 31, 2002 as reported by the Nasdaq SmallCap Market was $1.35 per Share.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table and notes thereto set forth information regarding the beneficial ownership of the Company's Shares as of June 15, 2002 by (i) each person known by the Company to be the beneficial owner of more than 5% of such voting security, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group. The percentages have been calculated by taking into account all Shares owned on the record date as well as all such Shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the Shares owned.

                                             Amount and Nature
Name and Address                                of Beneficial         Percent of Voting
Of Beneficial Owner                           Ownership (1) (4)          Securities (1)
-------------------                        ----------------------     -------------------
Gary Gelman (2)                                  3,446,400                   63.7%
Peter Gutmann (2)                                  116,000(3)                 2.7%
Edward M. Elkin, M.D. (2)                           96,200                    2.2%
Gary J. Knauer (2)                                 107,000                    2.5%
D.H. Blair Investment Corp.                        423,824(5)                 9.9%
All executive officers and directors
   as a group (four persons)                     3,765,600                   66.5%

(1) Based on a total of 4,259,800 Shares issued and outstanding and 1,403,000 Shares issuable upon the exercise of presently exercisable stock options by persons described in the preceding table.

(2)   Address is c/o the Company, One Jericho Plaza, Jericho, N.Y.  11753.

(3) Includes 4,000 Shares owned by the wife of Mr. Gutmann, as to which beneficial ownership is disclaimed by the respective reporting person.

(4) Includes the presently exercisable portions of outstanding stock options (aggregating 1,403,000 Shares) which, in the case of Messrs. Gelman, Gutmann, Elkin, and Knauer are 1,150,000, 70,000, 76,000, and 107,000
      Shares, respectively.

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

DOCUMENTS FILED WITH THIS REPORT

        1.   FINANCIAL STATEMENTS:

             Independent Auditors' Report

             Consolidated Balance Sheets as of March 31, 2002 and 2001

             Consolidated Statements of Operations for the years ended March 31, 2002 and 2001

             Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years ended March 31, 2002 and 2001

             Consolidated Statements of Cash Flows for the years ended March 31, 2002 and 2001

             Notes to Consolidated Financial Statements

             FINANCIAL STATEMENT SCHEDULES

             Financial statement schedules have been omitted because the required information is inapplicable or because the information is presented in the financial statements or related notes.

        2.   EXHIBITS

             23     Consent of Independent Auditors.

EXHIBITS

        The following was filed as an exhibit to the Company's Annual Report on Form 10-KSB for its year ended March 31, 2001 and is incorporated by reference herein:

        1.    Employment Agreement between the Company and Gary Gelman.

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

        The following was filed as an exhibit to the Company's Annual Report on Form 10-KSB for its year ended March 31, 2000 and is incorporated by reference herein:

        1. Lease Renewal Agreement with respect to the RPM Rehabilitation & Associates, Inc. office located at 901 East Second Avenue, Spokane, WA.

        The following was filed as an exhibit to the Company's Annual Report on Form 10-K for its year ended March 31, 1998 and is incorporated by reference herein:

        1. Lease Extension and Modification Agreement with respect to the Company's office at One Jericho Plaza, Jericho, NY.

        The following was filed as an exhibit to the Company's Registration Statement on Form S-8 (File No.333-39071) and is incorporated by reference herein:

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

         3.2  By-Laws of the Company.
        10.5  1991 Stock Option Plan.

        Exhibits to the Company's reports on Form 8-K dated September 14, 1993 and April 21, 1997 are incorporated by reference herein.

REPORTS ON FORM 8-K

        There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN CLAIMS EVALUATION, INC.


                                          By: /s/ GARY GELMAN
                                              ----------------------------------
                                              Gary Gelman
                                              Chairman of the Board, President
                                              and Chief Executive Officer

DATE:   June 14, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES                         TITLE                             DATE
----------                         -----                             ----


 /s/ GARY GELMAN             Chairman of the Board,               June 14, 2002
--------------------------   President and Chief
Gary Gelman                  Executive Officer
                             (Principal Executive Officer)


 /s/ GARY J. KNAUER          Chief Financial Officer,             June 14, 2002
--------------------------   Treasurer (Principal Financial
Gary J. Knauer               and Accounting Officer)
                             and Secretary



 /s/ EDWARD M. ELKIN         Director                             June 14, 2002
--------------------------
Edward M. Elkin, M.D.


 /s/ PETER GUTMANN           Director                             June 14, 2002
--------------------------
Peter Gutmann

                        AMERICAN CLAIMS EVALUATION, INC.
                                 AND SUBSIDIARY

                        Consolidated Financial Statements
                                  (Form 10-KSB)

                             March 31, 2002 and 2001

                        AMERICAN CLAIMS EVALUATION, INC.

                                TABLE OF CONTENTS

                                                                            PAGE

Independent Auditors' Report                                                   1

Consolidated Financial Statements:
     Consolidated Balance Sheets as of March 31, 2002 and 2001                 2
     Consolidated Statements of Operations for the years ended
        March 31, 2002 and 2001                                                3
     Consolidated Statements of Stockholders' Equity and
        Comprehensive Income (Loss) for the years ended March 31, 2002
        and 2001                                                               4
     Consolidated Statements of Cash Flows for the years ended March 31,
        2002 and 2001                                                          5
     Notes to Consolidated Financial Statements                                6

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
American Claims Evaluation, Inc.:


We have audited the accompanying consolidated balance sheets of American Claims Evaluation, Inc. and subsidiary as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Claims Evaluation, Inc. and subsidiary as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                          /s/ KPMG LLP




Melville, New York
May 3, 2002

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                             March 31, 2002 and 2001


                       ASSETS                                     2002            2001
                                                               -----------    -----------
Cash and cash equivalents                                      $ 7,440,897      6,890,390
Marketable securities                                                   --        225,064
Accounts receivable (net of allowance for doubtful acccounts
     of $1,000 in 2002 and 2001)                                    99,571         99,078
Prepaid expenses                                                    33,329         29,454
Prepaid and recoverable income taxes                                59,535             --
Deferred income taxes                                                2,527          5,527
                                                               -----------    -----------
              Total current assets                               7,635,859      7,249,513

Property and equipment, net                                        121,724        122,265
Excess cost over fair value of net assets acquired, net of
     accumulated amortization of $276,964 and $244,539 in
     2002 and 2001, respectively                                   371,536        403,961
                                                               -----------    -----------
              Total assets                                     $ 8,129,119      7,775,739
                                                               ===========    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                               $    34,811         26,806
Accrued expenses                                                    89,579         81,199
Income taxes payable                                                    --         40,866
                                                               -----------    -----------
              Total current liabilities                            124,390        148,871
                                                               -----------    -----------

Commitments (note 8)

Common stock, $0.01 par value. Authorized 10,000,000 shares;
     issued 4,450,000 shares; outstanding 4,273,500 shares          44,500         44,500
Additional paid-in capital                                       3,515,699      3,515,699
Accumulated other comprehensive loss                                    --        (75,022)
Retained earnings                                                4,742,747      4,439,908
                                                               -----------    -----------
                                                                 8,302,946      7,925,085
Treasury stock, at cost, 176,500 shares                           (298,217)      (298,217)
                                                               -----------    -----------
              Total stockholders' equity                         8,004,729      7,626,868
                                                               -----------    -----------
              Total liabilities and stockholders' equity       $ 8,129,119      7,775,739
                                                               ===========    ===========


See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                       Years ended March 31, 2002 and 2001

                                                                          2002             2001
                                                                       -----------      -----------
Revenues                                                               $ 1,260,913        1,151,006
Cost of services                                                           619,488          547,114
                                                                       -----------      -----------
             Gross margin                                                  641,425          603,892
Selling, general and administrative expenses                             1,147,695        1,091,651
                                                                       -----------      -----------
             Operating loss                                               (506,270)        (487,759)
Other income (expense):
     Interest income                                                       265,040          469,513
     Gain on sale of marketable securities                                 450,069               --
     Loss on impairment of marketable securities                                --         (916,976)
     Miscellaneous income                                                       --            1,000
                                                                       -----------      -----------
             Earnings (loss) before income tax expense (benefit)           208,839         (934,222)
Income tax expense (benefit)                                               (94,000)           3,000
                                                                       -----------      -----------
             Net earnings (loss)                                       $   302,839         (937,222)
                                                                       ===========      ===========
Earnings (loss) per share -  basic                                     $      0.07            (0.22)
                                                                       ===========      ===========
Earnings (loss) per share -  diluted                                   $      0.07            (0.22)
                                                                       ===========      ===========
Weighted average shares - basic                                          4,273,500        4,273,500
Potential dilutive shares                                                    9,773             --
                                                                       -----------      -----------
Weighted average shares - diluted                                        4,283,273        4,273,500
                                                                       ===========      ===========


See accompanying notes to consolidated financial statements

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

                       Years ended March 31, 2002 and 2001

                                               COMMON STOCK         ADDITIONAL    ACCUMULATED
                                         -------------------------    PAID-IN    OTHER COMPRE-     RETAINED
                                           SHARES      PAR VALUE      CAPITAL     HENSIVE LOSS     EARNINGS
                                         ----------    ----------   ----------   -------------   -----------
Balance at March 31, 2000                 4,450,000    $   44,500    3,515,699       (68,600)      5,377,130
Comprehensive loss:
     Net loss                                    --            --           --            --        (937,222)
     Unrealized loss on available-for-
        sale marketable securities               --            --           --        (6,422)             --

Total comprehensive loss
                                         ----------    ----------   ----------    ----------      ----------
Balance at March 31, 2001                 4,450,000        44,500    3,515,699       (75,022)      4,439,908
Comprehensive income:
     Net earnings                                --            --           --            --         302,839
     Unrealized gain on available-for-
        sale marketable securities               --            --           --        75,022              --
Total comprehensive income
                                         ----------    ----------   ----------    ----------      ----------
Balance at March 31, 2002                 4,450,000    $   44,500    3,515,699            --       4,742,747
                                         ==========    ==========   ==========    ==========      ==========
                              TOTAL
      TREASURY STOCK       STOCKHOLDERS
   SHARES       AMOUNT       EQUITY
----------   ----------    ----------
   176,500   $ (298,217)    8,570,512

        --           --      (937,222)

        --           --        (6,422)
                           ----------
                             (943,644)
----------   ----------    ----------
   176,500     (298,217)    7,626,868

        --           --       302,839

        --           --        75,022
                           ----------
                              377,861
----------   ----------    ----------
   176,500   $ (298,217)    8,004,729
==========   ==========    ==========

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                       Years ended March 31, 2002 and 2001

                                                                           2002           2001
                                                                        -----------    -----------
Cash flows from operating activities:
     Net earnings (loss)                                                $   302,839       (937,222)
     Adjustments to reconcile net earnings (loss) to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                                     67,726         57,046
           Loss on impairment of marketable securities                           --        916,976
           Gain on sale of marketable securities                           (450,069)            --
           Deferred income taxes                                              3,000         (2,000)
           Changes in assets and liabilities:
              Accounts receivable                                              (493)       (10,649)
              Prepaid expenses                                               (3,875)        (7,568)
              Prepaid and recoverable income taxes                          (59,535)            --
              Accounts payable                                                8,005          8,303
              Accrued expenses                                                8,380          2,508
              Income taxes payable                                          (40,866)         9,480
                                                                        -----------    -----------
                                                                           (467,727)       974,096
                                                                        -----------    -----------
                 Net cash provided by (used in) operating activities       (164,888)        36,874
                                                                        -----------    -----------
Cash flows from investing activities:
     Purchases of marketable securities                                          --       (492,072)
     Proceeds from sales of marketable securities                           750,155             --
     Capital expenditures                                                   (34,760)      (106,807)
                                                                        -----------    -----------
                 Net cash provided by (used in) investing activities        715,395       (598,879)
                                                                        -----------    -----------
                 Net increase (decrease) in cash and cash equivalents       550,507       (562,005)
Cash and cash equivalents - beginning of year                             6,890,390      7,452,395
                                                                        -----------    -----------
Cash and cash equivalents - end of year                                 $ 7,440,897      6,890,390
                                                                        ===========    ===========
Supplemental disclosure of cash flow information:
     Cash paid during the year for:
        Income taxes                                                    $     3,401          2,130


See accompanying notes to consolidated financial statements

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2002 and 2001


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    NATURE OF BUSINESS

              American Claims Evaluation, Inc. (the Company) operates in a single segment that provides a full range of vocational rehabilitation and disability management services through its wholly owned subsidiary, RPM Rehabilitation & Associates, Inc.

       (b)    PRINCIPLES OF CONSOLIDATION

              The Company's financial statements are prepared on a consolidated basis and include the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

       (c)    REVENUE RECOGNITION

              Revenue for vocational rehabilitation services are recognized when the related services are provided.

       (d)    CASH AND CASH EQUIVALENTS

              All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash equivalents are comprised of short-term commercial paper of $6,595,381 and $6,686,156 as of March 31, 2002 and 2001, respectively.

       (e)    MARKETABLE SECURITIES

              The Company classifies its investments in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. At March 31, 2001, marketable securities were classified as available-for-sale securities and as a result were recorded at fair value based on quoted market prices. Unrealized gains (losses), net of taxes, are reported as accumulated other comprehensive income (loss) as a separate component of stockholders' equity. Realized gains and losses from the sale of available-for-sale securities are determined on the specific identification basis.

       (f)    PROPERTY AND EQUIPMENT

              Property and equipment are stated at cost, less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets.

       (g)    GOODWILL

              The excess of cost over fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over a period of twenty years. Amortization expense amounted to $32,425 for each of the years ended March 31, 2002 and 2001, and is included in selling, general and administrative expenses in the consolidated statements of operations.

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

                             March 31, 2002 and 2001



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

       (i)    EARNINGS PER SHARE

              Basic earnings per share are computed on the weighted average common shares outstanding. Diluted earnings per share reflects the maximum dilution from potential common shares issuable pursuant to the exercise of stock options, if dilutive, outstanding during each period. Employee stock options totaling 584,500 and 920,500 for the years ended March 31, 2002 and 2001, respectively, were not included in the earnings (loss) per share calculations because their effect would have been anti-dilutive.

       (j)    FAIR VALUE OF FINANCIAL INSTRUMENTS

              The book values of the Company's monetary assets and liabilities approximate fair value as a result of the short-term nature of such assets and liabilities.

       (k)    USE OF ESTIMATES

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

       (l)    COMPREHENSIVE INCOME

              SFAS No. 130, REPORTING COMPREHENSIVE INCOME, establishes standards for reporting and presentation of comprehensive income and its components. SFAS No. 130 requires unrealized gains (losses) on the Company's available-for-sale marketable securities to be included in accumulated other comprehensive income (loss) which is presented in the consolidated statements of stockholders' equity and comprehensive income (loss).

       (m)    RECENT ACCOUNTING PRONOUNCEMENTS

              In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, BUSINESS Combinations, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as


                                                                     (Continued)

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2002 and 2001



              assets apart from goodwill. SFAS No. 142 requires that the amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets with finite lives, other than goodwill, be amortized over their estimated useful lives. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company on April 1, 2002. Since the Company did not enter into any business combinations subsequent to June 30, 2001, adoption of SFAS No. 141 did not have an impact on the Company's consolidated financial statements. During fiscal 2003, the Company will perform the first of the required SFAS No. 142 impairment tests of goodwill and indefinite lived intangible assets as of April 1, 2002. The Company has not determined the effect, if any, that the adoption of SFAS No. 142 will have on the Company's consolidated financial statements.

(2)    MARKETABLE SECURITIES

       At March 31, 2001, marketable securities consisted of shares of IVC Industries, Inc. (IVCO) common stock, which were classified as available-for-sale securities. During the year ended March 31, 2001, the Company recorded an impairment charge of $916,976 related to its investment in IVCO, which was judged to have experienced an other than temporary decline in value. A summary of marketable securities information related to the adjusted cost after the impairment charge, fair value, and unrealized holding loss at March 31, 2001 was as follows:

                                 ADJUSTED          FAIR       UNREALIZED HOLDING
                                   COST            VALUE             LOSS
                              -------------   -------------   ------------------
       Investment in IVCO     $   300,086        225,064           (75,022)

       During March 2002, IVCO and Inverness Medical Innovations, Inc. (Inverness) consummated a definitive merger agreement providing for the merger of a wholly owned subsidiary of Inverness with and into IVCO. The Company received $2.50 in cash for each share owned on the merger date and ceased to own any shares of IVCO common stock.

       As a result, the Company recognized a gain on the sale of its marketable securities of $450,069 during the year ended March 31, 2002 based upon the adjusted cost after the impairment charge. The realized loss, based upon the Company's original unadjusted cost, totaling $466,907 will be available as a capital loss tax carryforward.

(3)    PROPERTY AND EQUIPMENT

       Property and equipment at March 31, 2002 and 2001 consist of the following:

                                                                                            ESTIMATED USEFUL
                                                          2002                 2001               LIFE
                                                   -----------------    -----------------   -----------------
      Equipment                                    $      193,289              335,295          5 years
      Furniture and fixtures                               72,366               72,366       5 to 10 years
                                                   -----------------    -----------------
                                                          265,655              407,661
      Less accumulated depreciation                       143,931              285,396
                                                   -----------------    -----------------

                                                   $      121,724              122,265
                                                   =================    =================

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2002 and 2001



       Depreciation expense for the years ended March 31, 2002 and 2001 amounted to $35,301 and $24,621, respectively.

(4)    INCOME TAXES

       Income tax expense (benefit) for the years ended March 31, 2002 and 2001 is comprised of the following:

                                                     YEAR ENDED MARCH 31,
                                             -----------------   ---------------
                                                    2002                  2001
                                             -----------------   ---------------
      Current:
          Federal                            $     (98,000)             4,000
          State                                      1,000              1,000
                                             -----------------   ---------------
                                                   (97,000)             5,000

      Deferred:
          Federal                                    3,000             (2,000)
                                             -----------------   ---------------
                                             $     (94,000)             3,000
                                             =================   ===============


       In 2001, the Company realized a $94,000 income tax benefit upon the utilization of a Federal tax operating loss carryback related to operating losses generated in fiscal 2002.

       Total income tax expense (benefit) differed from that which would have resulted when applying the statutory Federal income tax rate as a result of the following items:

                                                                     YEAR ENDED MARCH 31,
                                            ------------------------------------------------------------------------
                                                            2002                                  2001
                                            ----------------------------------    ----------------------------------
       Expected income tax expense
           (benefit) at the statutory
           Federal tax rate                 $      71,000             34%         $       (318,000)      (34)%
       Increase (decrease) in
           valuation allowance                   (179,000)           (86)                  312,000        33
       State taxes, net of Federal
           tax benefit                              1,000              1                     1,000        --
       Amortization of goodwill                    11,000              5                    11,000         1
       Effect of graduated tax rates
           and other                                2,000              1                    (3,000)       --
                                            ----------------    --------------    ----------------   ---------------
       Actual income tax provision
           (benefit)                        $     (94,000)           (45)%        $          3,000       --%
                                            ================    ==============    ================   ===============


                                                                     (Continued)

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2002 and 2001



       The tax effects of temporary differences that give rise to the deferred tax assets at March 31, 2002 and 2001 are as follows:

                                                                   2002                2001
                                                            -----------------   ------------------
       Deferred tax assets:
          Capital loss carryforwards                        $     159,000              312,000
          Depreciation                                              2,527                5,527
          Unrealized loss on marketable securities                     --               25,500
          Valuation allowance                                    (159,000)            (337,500)
                                                            -----------------   ------------------

                                                            $       2,527                5,527
                                                            =================   ==================

       Capital loss carryforwards of approximately $467,000 are available only to reduce future capital gains. The Company has historically generated limited capital gains. Therefore, the Company does not believe it is more likely than not that it would generate sufficient capital gains within the appropriate time period to offset capital losses. A valuation allowance of $159,000 was recorded at March 31, 2002 for capital loss carryforwards not anticipated to be realized before expiration.

(5)    MAJOR CUSTOMERS

       The Company has one customer, Washington State Department of Labor & Industries, that accounted for 55% and 65% of revenues for the years ended March 31, 2002 and 2001, respectively. The Company also had a customer that accounted for 10% of revenues for the year ended March 31, 2002.

(6)    STOCK OPTIONS

       The Company has four stock option plans, the 1985 Stock Option Plan (1985
       Plan), the 1991 Stock Option Plan (1991 Plan), the 1997 Incentive Stock Option Plan (1997 Plan) and the 2000 Incentive Stock Option Plan (2000
       Plan). The 1985 Plan and the 1991 Plan have expired except as to options outstanding. The 1997 Plan and the 2000 Plan provide for incentive or nonqualified stock options to be granted to key employees, officers, directors, independent contractors and consultants of the Company, for the purchase of up to 750,000 shares per Plan.

       Under the 1997 and 2000 Plans, options may be granted at prices not less than the fair market value on the date the option is granted. Options become exercisable as determined at the date of grant by a committee of the board of directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. The vesting schedules for the options are from zero to five years.


                                                                     (Continued)

              AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2002 and 2001



       Changes in the options outstanding during the years ended March 31, 2002 and 2001 are summarized in the following table:

                                                                                WEIGHTED
                                                                                 AVERAGE
                                                          NO. OF SHARES      EXERCISE PRICE
                                                         ----------------   ----------------
       Outstanding - March 31, 2000                           595,500         $      1.75

          Options granted                                     325,000                2.56
                                                         ----------------     --------------

       Outstanding - March 31, 2001                           920,500                2.04

          Options forfeited                                   (36,000)               1.95
                                                         ----------------     --------------

       Outstanding - March 31, 2002                           884,500         $      2.05
                                                         ================     ==============

       As of March 31, 2002, 45,000 and 750,000 options were available for grant under the 1997 Plan and 2000 Plan, respectively.

       The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at March 31, 2002:

                                                                               WEIGHTED AVERAGE
                                            NUMBER OF OPTIONS                  EXERCISE PRICE OF      WEIGHTED AVERAGE
                                ------------------------------------------       EXERCISABLE         CONTRACTUAL LIFE
           EXERCISE PRICE          OUTSTANDING            EXERCISABLE              OPTIONS               REMAINING
       ----------------------   -------------------    -------------------    -------------------   --------------------

                $1.25                    300,000                300,000          $       1.25             4 years
            $1.88 - $2.56                584,500                548,250                  2.45            6.2 years
                                -------------------    -------------------    -------------------   --------------------
                                         884,500                848,250          $       2.03            5.8 years
                                ===================    ===================    ===================   ====================

       The Company has adopted the "disclosure only" provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and will continue to use the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, no compensation expense has been recognized for the Company's stock option plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards during the years ended March 31, 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:


                                                                     (Continued)

              AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2002 and 2001

                                             2002                    2001
                                        ---------------         ---------------

Net earnings (loss):
    As reported                         $       302,839            (937,222)
    Pro forma                                   278,126          (1,466,535)

Basic earnings (loss) per share:

    As reported                                    .07                (0.22)
    Pro forma                                      .07                (0.34)

Diluted earnings (loss) per share:

    As reported                                    .07                (0.22)
    Pro forma                                      .07                (0.34)


       The fair value of each stock option grant was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended March 31, 2001: expected dividend yield 0%; expected option lives of 7.5 years; risk-free interest rate of 6%; and expected volatility of 58%. The weighted average fair value of options granted during the year ended March 31, 2001 was $1.69.

       The pro forma effects on net earnings (loss) and earnings (loss) per share for the years ended March 31, 2002 and 2001 may not be representative of the pro forma effects in future years since compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extend beyond the reported years.


(7)    RETIREMENT PLAN

       The Company sponsors a retirement plan pursuant to Section 401(k) of the Internal Revenue Code (the Code) for all employees meeting certain service requirements. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code. The plan provides for a matching contribution by the Company which amounted to $13,057 and $13,048 for the years ended March 31, 2002 and 2001, respectively.

(8)    COMMITMENTS

       Rental expense under noncancelable operating leases for office space amounted to $134,407 and $136,060 for the years ended March 31, 2002 and 2001, respectively. Minimum lease payments under noncancelable operating leases, exclusive of future escalation charges, as of March 31, 2002 are as follows:

                  2003                                        $    118,000
                  2004                                              97,000
                  2005                                              53,000
                  2006                                              13,000
                                                              --------------

                           Total minimum lease payments       $    281,000
                                                              ==============