Form 10QSB
period 2002-06-30
AMERICAN CLAIMS EVALUATION INC
filed 2002-08-14
CIK 774517

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                                   (MARK ONE)

             {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002

             { } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

           For the transition period from ____________ to ____________

                         Commission file number: 0-14807


                        AMERICAN CLAIMS EVALUATION, INC.
        (Exact name of small business issuer as specified in its charter)


              NEW YORK                                            11-2601199
----------------------------------------                     -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                    ONE JERICHO PLAZA, JERICHO NEW YORK 11753
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (516) 938-8000
              -----------------------------------------------------
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


The number of shares outstanding of the issuer's common stock, par value $.01, was 4,259,800 as of July 31, 2002.

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                        AMERICAN CLAIMS EVALUATION, INC.

                                      INDEX

                                                                        PAGE NO.
PART I  - FINANCIAL INFORMATION

Item 1.   Financial Statements

              Consolidated Balance Sheets as of June 30, 2002
                       (unaudited) and March 31, 2002                          3

              Consolidated Statements of Operations for the Three Months
                       ended June 30, 2002 and 2001 (unaudited)                4

              Consolidated Statements of Cash Flows for the Three Months
                       ended June 30, 2002 and 2001 (unaudited)                5

              Notes to Consolidated Financial Statements (unaudited)       6 - 7

Item 2.   Management's Discussion and Analysis or Plan of Operation        8 - 9

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    10

SIGNATURES                                                                    11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
------

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                        JUN.30,        MAR.31,
                                                          2002          2002
                                                       ----------    ----------
                                                       (Unaudited)
                                     ASSETS
Current Assets:
    Cash and cash equivalents                          $7,389,341     7,440,897
    Accounts receivable, net                               87,158        99,571
    Prepaid expenses                                       30,884        33,329
    Prepaid and recoverable income taxes                   77,535        59,535
    Deferred tax asset                                      2,527         2,527
                                                       ----------    ----------
        Total current assets                            7,587,445     7,635,859

Property and equipment, net                               112,989       121,724
Goodwill, net                                             371,536       371,536
                                                       ----------    ----------
        Total assets                                   $8,071,970     8,129,119
                                                       ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                   $   29,467        34,811
    Accrued expenses                                      105,393        89,579
                                                       ----------    ----------
        Total current liabilities                         134,860       124,390
                                                       ----------    ----------

Stockholders' equity:
    Common stock, $.01 par value -
      10,000,000 shares authorized; 4,450,000
      shares issued; 4,259,800 and 4,273,500
      shares outstanding at June 30, 2002 and
      March 31, 2002, respectively                         44,500        44,500
    Additional paid-in capital                          3,515,699     3,515,699
    Retained earnings                                   4,694,052     4,742,747
                                                       ----------    ----------
                                                        8,254,251     8,302,946
    Treasury shares, at cost, 190,200 and
      176,500 shares at June 30, 2002
      and March 31, 2002, respectively                   (317,141)     (298,217)
                                                       ----------    ----------
    Total stockholders' equity                          7,937,110     8,004,729
                                                       ----------    ----------
    Total liabilities and stockholders' equity         $8,071,970     8,129,119
                                                       ==========    ==========


See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                          THREE MONTHS ENDED
                                                       ------------------------
                                                        JUN. 30,       JUN. 30,
                                                          2002          2001
                                                       ----------    ----------

Revenues                                               $  312,466       324,589
Cost of services                                          148,457       156,126
                                                       ----------    ----------

        Gross margin                                      164,009       168,463

Selling, general and administrative expenses              270,644       301,382
                                                       ----------    ----------

        Operating loss                                   (106,635)     (132,919)

Interest income                                            39,940        95,478
                                                       ----------    ----------

        Loss before income tax benefit                    (66,695)      (37,441)

Income tax benefit                                        (18,000)       (4,000)
                                                       ----------    ----------

        Net loss                                       $  (48,695)      (33,441)
                                                       ==========    ==========

Net loss per share:
        Basic                                          $     (.01)         (.01)
                                                       ==========    ==========
        Diluted                                        $     (.01)         (.01)
                                                       ==========    ==========

Weighted average common shares outstanding:
        Basic                                           4,259,800     4,273,500
                                                       ==========    ==========
        Diluted                                         4,259,800     4,273,500
                                                       ==========    ==========


See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                          THREE MONTHS ENDED
                                                       ------------------------
                                                         JUN.30,       JUN.30,
                                                          2002          2001
                                                       ----------    ----------

Cash flows from operating activities:
   Net loss                                            $  (48,695)      (33,441)
                                                       ----------    ----------
   Adjustments to reconcile net loss to net
         cash used in operating activities:
   Depreciation and amortization                            8,735        14,867
   Changes in assets and liabilities:
      Accounts receivable                                  12,413         7,142
      Prepaid expenses                                      2,445          (294)
      Prepaid and recoverable income taxes                (18,000)           --
      Accounts payable                                     (5,344)        5,397
      Accrued expenses                                     15,814         9,886
      Income taxes payable                                     --        (4,000)
                                                       ----------    ----------
                                                           16,063        32,998
                                                       ----------    ----------
      Net cash used in operating activities               (32,632)         (443)
                                                       ----------    ----------

Cash flows from financing activities:
      Purchase of treasury stock                          (18,924)           --
                                                       ----------    ----------

      Net cash used in financing activities               (18,924)           --
                                                       ----------    ----------

Net decrease in cash and cash equivalents                 (51,556)         (443)

Cash and cash equivalents at beginning of period        7,440,897     6,890,390
                                                       ----------    ----------

Cash and cash equivalents at end of period             $7,389,341     6,889,947
                                                       ==========    ==========

Supplemental disclosure of cash flow information:
   Income taxes paid                                   $       --            --
                                                       ==========    ==========


See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


GENERAL

The accompanying unaudited consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim periods. Interim periods are not necessarily indicative of results for a full year.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended March 31, 2002 and the notes thereto contained in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission.

NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the three months ended June 30, 2002 and 2001:

                                                      THREE MONTHS  THREE MONTHS
                                                          ENDED         ENDED
                                                        06/30/02       06/30/01
                                                       ----------    ----------
Numerator:
      Net loss                                         $  (48,695)      (33,441)
                                                       ==========    ==========

Denominator:
      Denominator for basic loss per share
         - weighted average shares                      4,259,800     4,273,500
      Effect of dilutive securities:
         Stock options                                         --            --
                                                       ----------    ----------

         Denominator for diluted loss per share         4,259,800     4,273,500
                                                       ==========    ==========

Basic loss per share                                   $     (.01)   $     (.01)
                                                       ==========    ==========

Diluted loss per share                                 $     (.01)   $     (.01)
                                                       ==========    ==========

Employee stock options to purchase 1,490,500 and 920,500 shares for the three months ended June 30, 2002 and 2001, respectively, were not included in the net loss per share calculations because their effect would have been anti-dilutive.

COMPREHENSIVE LOSS

Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, required unrealized losses on the Company's available for sale marketable securities to be included in other comprehensive loss. Comprehensive loss for the three months ended June 30, 2002 and 2001 was $0 and $18,436, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective April 1, 2002, the Company adopted SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which had the effect of prospectively eliminating the Company's amortization of goodwill beginning with the first quarter of fiscal year 2003 and replacing such amortization with periodic tests of impairment. The Company performed the required SFAS No. 142 impairment test of goodwill as of April 1, 2002 and has determined that no adjustment to the asset value is required. However, future impairment reviews may result in write-downs. The Company does not have any intangible assets, other than goodwill, with indefinite useful lives.

On July 30, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which requires, effective January 1, 2003, that a liability be recognized for costs associated with an exit or disposal activity only when the liability is incurred. SFAS No. 146 also establishes fair value as the measurement of such liabilities. The Company has not determined the effect, if any, that the adoption of SFAS No. 146 will have on the Company's consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Revenues for the three months ended June 30, 2002 totaled $312,466 as compared with the $324,589 reported for the corresponding period ended June 30, 2001, representing a decrease of approximately 3.7%. Although revenues generated by vocational rehabilitation services remained consistent with prior periods, the Company experienced a decrease in revenues generated from nurse case management services in the current period.

Cost of services was 47.5% of revenues for the three months ended June 30, 2002 as compared to 48.1% of revenues in the same period last year.

Selling, general and administrative expenses for the quarter ended June 30, 2002 decreased to $270,644 from $301,382 for the three months ended June 30, 2001. Overall, the percentage of selling, general and administrative expenses as a percentage of revenues decreased from 92.9% of revenues during the three months ended June 30, 2001 to 86.6% as a percentage of revenues in the current three month period ended June 30, 2002.

Selling, general and administrative expenses for the quarter ended June 30, 2001 included amortization of goodwill of $8,106. No such amortization expense was recognized in the quarter ended June 30, 2002 due to the Company's adoption of SFAS No. 142 effective April 1, 2002.

Interest income for the three months ended June 30, 2002 was $39,940 which was substantially lower than the $95,478 recognized during the three month period ended June 30, 2001. This decrease was the result of the considerable decrease in prevailing market interest rates.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had working capital of $7,452,585 as compared to working capital of $7,511,469 at March 31, 2002. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.

During the three months ended June 30, 2002, net cash used in operations of $32,632 consisted principally of a net loss of $48,695 coupled with an increase in prepaid and recoverable income taxes of $18,000 offset by a decrease in accounts receivable of $12,413 and an increase in accrued expenses of $15,814. Cash flows used in financing activities during the quarter ended June 30, 2002 consisted of purchases of treasury stock totaling $18,924.

The Company continues its review of strategic alternatives for maximizing shareholder value. Potential acquisitions will be evaluated based on their merits within its current line of business, as well as other fields.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective April 1, 2002, the Company adopted SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which had the effect of prospectively eliminating the Company's amortization of goodwill beginning with the first quarter of fiscal year 2003 and replacing such amortization with periodic tests of impairment. The Company performed the required SFAS No. 142 impairment test of goodwill as of April 1, 2002 and has determined that no adjustment to the asset value is required. However, future impairment reviews may result in write-downs. The Company does not have any intangible assets, other than goodwill, with indefinite useful lives.

On July 30, 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which requires, effective January 1, 2003, that a liability be recognized for costs associated with an exit or disposal activity only when the liability is incurred. SFAS No. 146 also establishes fair value as the measurement of such liabilities. The Company has not determined the effect, if any, that the adoption of SFAS No. 146 will have on the Company's consolidated financial statements.

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

                           PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibit  99.1  Certification  Pursuant to 18 U.S.C.  Section
                    1350,   as  Adopted   Pursuant   to   Section   906  of  the
                    Sarbanes-Oxley Act of 2002

                    Exhibit  99.2  Certification  Pursuant to 18 U.S.C.  Section
                    1350,   as  Adopted   Pursuant   to   Section   906  of  the
                    Sarbanes-Oxley Act of 2002

               (b) No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    AMERICAN CLAIMS EVALUATION, INC.



Date: August 14, 2002               By:     /s/ GARY GELMAN
                                        ----------------------------------------
                                           Gary Gelman
                                           Chairman of the Board,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: August 14, 2002               By:     /s/ GARY J. KNAUER
                                        ----------------------------------------
                                           Gary J. Knauer
                                           Chief Financial Officer, Treasurer
                                           (Principal Financial and Accounting
                                           Officer) and Secretary