Form 10QSB
period 2002-09-30
AMERICAN CLAIMS EVALUATION INC
filed 2002-11-13
CIK 774517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              (MARK ONE)

              {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

             { } TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                 For the transition period from          to
                                                --------    --------

                         Commission file number: 0-14807

                        AMERICAN CLAIMS EVALUATION, INC.
        (Exact name of small business issuer as specified in its charter)


                      NEW YORK                                 11-2601199
        ---------------------------------               ---------------------
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                  Identification No.)

                  One Jericho Plaza, Jericho New York    11753
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (516) 938-8000
           ----------------------------------------------------------
                           (Issuer's telephone number)

The number of shares outstanding of the issuer's common stock, par value $.01, was 4,259,800 as of November 1, 2002.

Transitional Small Business Disclosure Format (check one): Yes        No  X
                                                               -----     ---

                        AMERICAN CLAIMS EVALUATION, INC.

                                      INDEX

                                                                                                 Page No.
                                                                                                 --------
PART I  - FINANCIAL INFORMATION

Item 1.   Financial Statements

                  Consolidated Balance Sheets as of September 30, 2002
                           (unaudited) and March 31, 2002                                            3

                  Consolidated Statements of Operations for the
                           Three Months and Six Months ended
                           September 30, 2002 and 2001 (unaudited)                                   4

                  Consolidated Statements of Cash Flows for the Six Months
                           ended September 30, 2002 and 2001 (unaudited)                             5

                  Notes to Consolidated Financial Statements (unaudited)                           6 - 7

Item 2.   Management's Discussion and Analysis or Plan of Operation                                8 - 9

Item 3.  Controls and Procedures                                                                   9 - 10

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                           11

SIGNATURES                                                                                           12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                                                Sep.30, 2002           Mar.31, 2002
                                                                                ------------           ------------
                                                                                (Unaudited)
                                     ASSETS
Current assets:
         Cash and cash equivalents                                                $7,365,199            $7,440,897
         Accounts receivable, net                                                     98,748                99,571
         Prepaid expenses                                                             24,708                33,329
         Prepaid and recoverable income taxes                                         10,735                59,535
         Deferred tax asset                                                            2,527                 2,527
                                                                                  ----------            ----------
                  Total current assets                                             7,501,917             7,635,859

Property and equipment, net                                                          104,395               121,724
Goodwill, net                                                                        371,536               371,536
                                                                                  ----------            ----------
                  Total assets                                                    $7,977,848            $8,129,119
                                                                                  ==========            ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                                         $   28,741            $   34,811
         Accrued expenses                                                             75,776                89,579
                                                                                  ----------            ----------
                  Total current liabilities                                          104,517               124,390
                                                                                  ----------            ----------

Stockholders' equity:
         Common stock, $.01 par value -
                10,000,000 shares authorized; 4,450,000
              shares issued; 4,259,800 and 4,273,500
              shares outstanding at September 30, 2002
              and March 31, 2002, respectively                                        44,500                44,500
         Additional paid-in capital                                                3,515,699             3,515,699
         Retained earnings                                                         4,630,273             4,742,747
                                                                                  ----------            ----------
                                                                                   8,190,472             8,302,946
         Treasury shares, at cost, 190,200 shares and
              176,500 shares at September 30, 2002
              and March 31, 2002, respectively                                      (317,141)             (298,217)
                                                                                  ----------            ----------
                  Total stockholders' equity                                       7,873,331             8,004,729
                                                                                  ----------            ----------
                  Total liabilities and stockholders' equity                      $7,977,848            $8,129,119
                                                                                  ==========            ==========

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                        Three months ended                  Six months ended
                                                 -------------------------------    -------------------------------
                                                 Sep. 30, 2002     Sep. 30, 2001    Sep. 30, 2002     Sep. 30, 2001
                                                 -------------     -------------    -------------     -------------
Revenues                                            $ 299,999         $ 323,297        $ 612,465         $ 647,886

Cost of services                                      145,787           156,040          294,244           312,166
                                                    ---------         ---------        ---------         ---------

     Gross margin                                     154,212           167,257          318,221           335,720

Selling, general and administrative
     expenses                                         275,062           275,877          545,706           577,259
                                                    ---------         ---------        ---------         ---------

     Operating loss                                  (120,850)         (108,620)        (227,485)         (241,539)

Interest income                                        39,071            74,717           79,011           170,195
                                                    ---------         ---------        ---------         ---------

Loss before income tax benefit                        (81,779)          (33,903)        (148,474)          (71,344)

 Income tax benefit                                   (18,000)           (3,000)         (36,000)           (7,000)
                                                    ---------         ---------        ---------         ---------

Net loss                                            $ (63,779)        $ (30,903)       $(112,474)        $ (64,344)
                                                    =========         =========        =========         =========

Net loss per share:
     Basic                                          $    (.01)        $    (.01)            (.03)        $    (.02)
                                                    =========         =========        =========         =========
     Diluted                                        $    (.01)        $    (.01)            (.03)        $    (.02)
                                                    =========         =========        =========         =========

Weighted average common shares outstanding:
     Basic                                          4,259,800         4,273,500        4,259,800         4,273,500
                                                    =========         =========        =========         =========
     Diluted                                        4,259,800         4,273,500        4,259,800         4,273,500
                                                    =========         =========        =========         =========







See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                        Six months ended
                                                                 --------------------------------
                                                                 Sep.30, 2002        Sep.30, 2001
                                                                 ------------        ------------
Cash flows from operating activities:
     Net loss                                                      $ (112,474)        $  (64,344)
                                                                   ----------         ----------
     Adjustments to reconcile net loss to net
           cash used in operating activities:
         Depreciation and amortization                                 17,329             33,719
         Changes in assets and liabilities:
              Accounts receivable                                         823             (5,081)
              Prepaid expenses                                          8,621              5,081
              Prepaid and recoverable income taxes                     48,800                 -
              Accounts payable                                         (6,070)             1,969
              Accrued expenses                                        (13,803)            (5,761)
              Income taxes payable                                         -              (8,131)
                                                                   ----------         ----------
                                                                       55,700             21,796
                                                                   ----------         ----------
         Net cash used in operating activities                        (56,774)           (42,548)
                                                                   ----------         ----------

Cash flows from investing activities:
     Capital expenditures                                                   -            (34,760)
                                                                   ----------         ----------

         Net cash used in investing activities                              -            (34,760)
                                                                   ----------         ----------

Cash flows from financing activities:
     Purchase of treasury stock                                       (18,924)                 -
                                                                   ----------         ----------

         Net cash used in investing activities                        (18,924)                 -
                                                                   ----------         ----------

Net decrease in cash and cash equivalents                             (75,698)           (77,308)

Cash and cash equivalents at beginning of period                    7,440,897          6,890,390
                                                                   ----------         ----------

Cash and cash equivalents at end of period                         $7,365,199         $6,813,082
                                                                   ==========         ==========

Supplemental disclosure of cash flow information:
      Income taxes paid                                            $    1,058         $    1,131
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

CASH AND CASH EQUIVALENTS

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash equivalents are comprised of short-term commercial paper of $6,598,752 and $6,595,381 as of September 30, 2002 and March 31, 2002, respectively.

COMPREHENSIVE LOSS

Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, required unrealized gains on the Company's available for sale marketable securities to be included in other comprehensive income. Comprehensive income for the six months and three months ended September 30, 2001 was $241,744 and $260,180, respectively.

NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended September 30, 2002 and 2001:


                                                         Three months ended                Six months ended
                                                     ---------------------------     --------------------------
                                                      09/30/02         09/30/01       09/30/02        09/30/01
                                                      --------         --------       --------        --------
Numerator:
         Net loss                                    $  (63,779)      $  (30,393)    $ (112,474)      $  (64,344)
                                                     ==========       ==========     ==========       ==========

Denominator:
         Denominator for basic loss
              per share - weighted
              average shares                          4,259,800        4,273,500      4,259,800        4,273,500
         Effect of dilutive securities:
              Stock options                                   -                -              -                -
                                                     ----------       ----------     ----------       ----------
         Denominator for diluted
              loss per share                          4,259,800        4,273,500      4,259,800        4,273,500
                                                     ==========       ==========     ==========       ==========

Basic loss per share                                 $     (.01)      $     (.01)    $     (.03)      $     (.02)
                                                     ==========       ==========     ==========       ==========

Diluted loss per share                               $     (.01)      $     (.01)    $     (.03)      $     (.02)
                                                     ==========       ==========     ==========       ==========

Employee stock options to purchase 1,490,500 and 884,500 shares for the three months ended September 30, 2002 and 2001, respectively, and 1,490,500 and 902,500 shares for the six months ended September 30, 2002 and 2001, respectively, were not included in the net loss per share calculations because their effect would have been anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

The Company makes estimates and assumptions in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company's most critical accounting policy is the valuation of goodwill. In accordance with SFAS No. 142, goodwill must be tested annually for impairment at the reporting unit level. If an indication of impairment exists, the Company is required to determine if such reporting unit's implied fair value is less than its carrying value in order to determine the amount, if any, of the impairment loss required to be recorded.

RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenues for the three months ended September 30, 2002 totaled $299,999 as compared with the $323,297 reported for the corresponding period ended September 30, 2001. This represents a decrease of approximately 7.2%. Revenues for the six month period ended September 30, 2002 decreased $35,421, approximately 5.5%, from the comparable period ended September 30, 2001. During the three and six month periods ended September 30, 2001, the Company had experienced increases in revenues due to the addition of nurse case management services to its service offerings. However, the nurse performing these services left the Company causing a decline in revenues from this source. The Company has replaced this individual with the hope of reviving nurse case management revenues.

Cost of services as a percentage of revenues for the three and six month periods ended September 30, 2002 were 48.6% and 48.0%, respectively. These percentages are consistent with the cost of services as a percentage of revenues during the three and six month periods ended September 30, 2001 which were 48.3% and 48.2%, respectively.

Selling, general and administrative expenses have remained consistent for the three months ended September 30, 2002 and 2001 at $275,062 and $275,877, respectively. Selling, general and administrative expenses for the six months ended September 30, 2002 have decreased by $31,553 to $545,706 from $577,259 for the six months ended September 30, 2001.

Interest income for the three and six months ended September 30, 2002 was $39,071 and $79,011, respectively, which was considerably lower than the $74,717 and $170,195 recognized during the three and six months ended September 30, 2001, respectively. These decreases are a direct result of the large decreases in prevailing market interest rates.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had working capital of $7,397,400 as compared to working capital of $7,511,469 at March 31, 2002. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements for the foreseeable future.

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

Selling, general and administrative expenses for the three months and six months ended September 30, 2001 included amortization of goodwill of $8,106 and $16,312, respectively. No such amortization expense was recognized in the three months and six months ended September 30, 2002 due to the Company's adoption of SFAS No. 142, effective April 1, 2002.

MARKET RISK

The Company is exposed to market risk related to changes in interest rates. Most of the Company's cash and cash equivalents are invested at variable rates of interest and further decreases in market interest rates would cause a related reduction in interest income.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this report on Form 10-QSB may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic and market conditions, the potential loss or termination of existing clients, vocational rehabilitation consultants and contracts and the ability of the Company to successfully identify and thereafter consummate one or more acquisitions.

ITEM 3.  CONTROLS AND PROCEDURES.

(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this report. Within the 90 days prior to this filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings.

(b)  CHANGES IN INTERNAL CONTROLS

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

              (a) Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                   Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              (b) No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMERICAN CLAIMS EVALUATION,  INC.



Date: November 8, 2002               By:   /s/ GARY GELMAN
                                         ---------------------------------------
                                          Gary Gelman
                                          Chairman of the Board,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date:  November 8, 2002              By:   /s/ GARY J. KNAUER
                                         ---------------------------------------
                                          Gary J. Knauer
                                          Chief Financial Officer,
                                          Treasurer and Secretary
                                          (Principal Financial and Accounting
                                          Officer)

                                 CERTIFICATIONS

I, Gary Gelman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American Claims Evaluation, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/  Gary Gelman
----------------
Gary Gelman
Chief Executive Officer

                                 CERTIFICATIONS

I, Gary J. Knauer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American Claims Evaluation, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

s/   Gary J. Knauer
-------------------
Gary J. Knauer
Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit   Description
-------   ----------------------------------------------------------------------
99.1      Certification  Pursuant  to 18 U.S.C.  Section 1350,  Adopted
          Pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002