Form 10QSB
period 2002-12-31
AMERICAN CLAIMS EVALUATION INC
filed 2003-02-12
CIK 774517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(MARK ONE)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 2002

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

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


                                 (516) 938-8000
                   ------------------------------------------
                          (Issuer's telephone number)

The number of shares outstanding of the issuer's common stock, par value $.01, was 4,259,800 as of February 7, 2003.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                              ----     ---

                        AMERICAN CLAIMS EVALUATION, INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        -------
PART I  - FINANCIAL INFORMATION

Item 1.   Financial Statements

             Consolidated Balance Sheets as of December 31, 2002
                      (unaudited) and March 31, 2002                       3

             Consolidated Statements of Operations for the
                      Three Months and Nine Months ended
                      December 31, 2002 and 2001 (unaudited)               4

             Consolidated Statements of Cash Flows for the Nine Months
                      ended December 31, 2002 and 2001 (unaudited)         5

             Notes to Consolidated Financial Statements (unaudited)      6 - 7

Item 2.   Management's Discussion and Analysis or Plan of Operation      8 - 10

Item 3.   Controls and Procedures                                       10 - 11

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders             12

Item 6.   Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                                13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                                               DEC.31, 2002       MAR.31, 2002
                                                                               ------------       ------------
                                                                                (Unaudited)
                                                      ASSETS
Current assets:
         Cash and cash equivalents                                                $7,305,336        7,440,897
         Accounts receivable, net                                                     90,358           99,571
         Prepaid expenses                                                             19,194           33,329
         Prepaid and recoverable income taxes                                          9,735           59,535
         Deferred tax asset                                                            2,527            2,527
                                                                                  ----------        ---------
                  Total current assets                                             7,427,150        7,635,859
Property and equipment, net                                                           95,799          121,724
Goodwill, net                                                                        371,536          371,536
                                                                                  ----------        ---------
                  Total assets                                                    $7,894,485        8,129,119
                                                                                  ==========        =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                         $    7,482           34,811
         Accrued expenses                                                             97,164           89,579
                                                                                  ----------        ---------
                  Total current liabilities                                          104,646          124,390
                                                                                  ----------        ---------

Stockholders' equity:
         Common stock, $.01 par value -
                10,000,000 shares authorized; 4,450,000
              shares issued; 4,259,800 and 4,273,500
              shares outstanding at December 31, 2002
              and March 31, 2002, respectively                                        44,500           44,500
         Additional paid-in capital                                                3,515,699        3,515,699
         Retained earnings                                                         4,546,781        4,742,747
                                                                                  ----------        ---------
                                                                                   8,106,980        8,302,946
         Treasury shares, at cost, 190,200 shares and
              176,500 shares at December 31, 2002
              and March 31, 2002, respectively                                      (317,141)        (298,217)
                                                                                  ----------        ---------
                  Total stockholders' equity                                       7,789,839        8,004,729
                                                                                  ----------        ---------
                  Total liabilities and stockholders' equity                      $7,894,485        8,129,119
                                                                                  ==========        =========

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                        Three months ended                Nine months ended
                                                 -------------------------------    -------------------------------
                                                 Dec. 31, 2002     Dec. 31, 2001    Dec. 31, 2002     Dec. 31, 2001
                                                 -------------     -------------    -------------     -------------
Revenues                                          $   293,276         312,393          905,741           960,279

Cost of services                                      141,799         158,841          436,043           471,007
                                                  -----------       ---------        ---------         ---------

     Gross margin                                     151,477         153,552          469,698           489,272

Selling, general and administrative
     expenses                                         268,531         283,401          814,237           860,660
                                                  -----------       ---------        ---------         ---------

     Operating loss                                  (117,054)       (129,849)        (344,539)         (371,388)

Interest income                                        34,562          52,138          113,573           222,333
                                                  -----------       ---------        ---------         ---------

Loss before income tax
     expense (benefit)                                (82,492)        (77,711)        (230,966)         (149,055)

 Income tax expense (benefit)                           1,000         (27,000)         (35,000)          (34,000)
                                                  -----------       ---------        ---------         ---------

Net loss                                          $   (83,492)        (50,711)        (195,966)         (115,055)
                                                  ===========       =========        =========         =========

Net loss per share:
     Basic                                        $      (.02)           (.01)            (.05)             (.03)
                                                  ===========       =========        =========         =========
     Diluted                                      $      (.02)           (.01)            (.05)             (.03)
                                                  ===========       =========        =========         =========

Weighted average common shares outstanding:
     Basic                                          4,259,800       4,273,500        4,259,800         4,273,500
                                                  ===========       =========        =========         =========
     Diluted                                        4,259,800       4,273,500        4,259,800         4,273,500
                                                  ===========       =========        =========         =========






See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                      NINE MONTHS ENDED
                                                                      -----------------
                                                               DEC. 31, 2002    DEC. 31, 2001
                                                               -------------    -------------
Cash flows from operating activities:
     Net loss                                                   $ (195,966)        (115,055)
                                                                ----------        ---------
     Adjustments to reconcile net loss to net
           cash used in operating activities:
         Depreciation and amortization                              25,925           50,721
         Changes in assets and liabilities:
              Accounts receivable                                    9,213              264
              Prepaid expenses                                      14,135            9,955
              Prepaid and recoverable income taxes                  49,800                -
              Accounts payable                                     (27,329)          (2,615)
              Accrued expenses                                       7,585           14,206
              Income taxes payable                                       -          (36,901)
                                                                ---------         ---------
                                                                    79,329           35,630
                                                                ----------        ---------
         Net cash used in operating activities                    (116,637)         (79,425)
                                                                ----------        ---------

Cash flows from investing activities:
     Capital expenditures                                                -          (34,760)
                                                                ----------        ---------

         Net cash used in investing activities                           -          (34,760)
                                                                ----------        ---------

Cash flows from financing activities:
     Purchase of treasury stock                                    (18,924)               -
                                                                ----------        ---------

         Net cash used in investing activities                     (18,924)               -
                                                                ----------        ---------

Net decrease in cash and cash equivalents                         (135,561)        (114,185)

Cash and cash equivalents at beginning of period                 7,440,897        6,890,390
                                                                 ---------        ---------

Cash and cash equivalents at end of period                      $7,305,336        6,776,205
                                                                ==========        =========

Supplemental disclosure of cash flow information:
      Income taxes paid                                         $    1,058            2,901
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

CASH AND CASH EQUIVALENTS

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash equivalents are comprised of short-term commercial paper of $6,993,061 and $6,595,381 as of December 31, 2002 and March 31, 2002, respectively.

COMPREHENSIVE LOSS

Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, required unrealized gains on the Company's available for sale marketable securities to be included in other comprehensive income. Comprehensive income for the nine months and three months ended December 31, 2001 was $401,093 and $159,349, respectively.

NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended December 31, 2002 and 2001:

                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                             ------------------------     --------------------------
                                              12/31/02      12/31/01      12/31/02         12/31/01
                                              --------      --------      --------         --------
Numerator:
         Net loss                            $  (83,492)      (50,711)    (195,966)        (115,055)
                                             ==========     =========     =========        =========

Denominator:
         Denominator for basic loss
              per share - weighted
              average shares                  4,259,800     4,273,500     4,259,800        4,273,500
         Effect of dilutive securities:
              Stock options                           -             -             -                -
                                             ----------     ---------     ---------        ---------
         Denominator for diluted
              loss per share                  4,259,800     4,273,500     4,259,800        4,273,500
                                              ==========    =========     =========        =========

Basic net loss per share                     $     (.02)         (.01)         (.05)            (.03)
                                             ==========     =========     =========        =========

Diluted net loss per share                   $     (.02)         (.01)         (.05)            (.03)
                                             ==========     =========     =========        =========

Employee stock options to purchase 1,488,500 shares for the three and nine months ended December 31, 2002 and 884,500 shares for the three and nine months ended December 31, 2001, respectively, were not included in the net loss per share calculations because their effect would have been anti- dilutive.

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

RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001

Revenues for the three months ended December 31, 2002 totaled $293,276 as compared with the $312,393 reported for the corresponding period ended December 31, 2001. This represents a decrease of approximately 6.1%. Revenues for the nine month period ended December 31, 2002 decreased $54,538, approximately 5.7%, from the comparable period ended December 31, 2001. During the three and nine month periods ended December 31, 2001, the Company had experienced increases in revenues due to the addition of nurse case management services to its service offerings. However, the nurse performing these services left the Company. Although this individual has been replaced, the Company has not yet been able to achieve revenues from nurse case management services at prior year's levels.

Cost of services as a percentage of revenues for the three and nine month periods ended December 31, 2002 were 48.4% and 48.1%, respectively. These percentages are marginally lower than the cost of services as a percentage of revenues during the three and nine month periods ended December 31, 2001 which were 50.8% and 49.0%, respectively. The cost of services as a percentage of revenues has decreased as a result of the decrease in revenues generated from case management services. These services incur higher fees than traditional vocational rehabilitation services.

Selling, general and administrative expenses decreased by $14,870 and $46,423, respectively, during the three and nine month periods ended December 31, 2002 as compared to the comparable periods ended December 31, 2001.

Interest income for the three and nine months ended December 31, 2002 was $34,562 and $113,573, respectively, which was considerably lower than the $52,138 and $222,333 recognized during the three and nine months ended December 31, 2001, respectively. These decreases are a direct result of the large decreases in prevailing market interest rates.

During the nine months ended December 31, 2002, the Company recognized an income tax benefit of $35,000, net of state tax expenses, relating to the portion of its operating loss which can be carried back for federal income tax purposes to prior fiscal years. As of December 31, 2002, the Company also had federal and state net operating loss carryforwards. Limitations on utilization will apply to these amounts. Accordingly, valuation allowances have been provided to account for potential limitations. Future recognition will be achieved when it is determined that it is more likely than not that the benefit will be realized through future earnings. As a result, the Company reported a state income tax expense of $1,000 for the three months ended December 31, 2002, net of valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, the Company had working capital of $7,322,504 as compared to working capital of $7,511,469 at March 31, 2002. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements for the foreseeable future. The Company continues its review of strategic alternatives for maximizing shareholder value. Potential acquisitions will be evaluated based on their merits within its remaining line of business, as well as other fields.

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

The following table represents a reconciliation of net loss and per share data that would have been reported had the new rules been applied retroactively to the three months and nine months ended December 31, 2001:

                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                        ------------------------      ----------------------
                                         12/31/02       12/31/01       12/31/02     12/31/01
                                         --------       --------       --------     --------
Reported net loss                       $  (83,492)     (50,711)      (195,966)    (115,055)

Add back goodwill amortization                   -         8,106             -       24,318
                                        ----------      --------      --------     --------

Adjusted net loss                       $  (83,492)     (42,605)      (195,966)     (90,737)
                                        ==========      ========      =========    ========

Basic and diluted net loss per share    $     (.02)         (.01)         (.05)        (.03)
Goodwill amortization                            -             -             -          .01
                                        ----------      --------      --------     --------

Basic and diluted net loss per share    $     (.02)         (.01)         (.05)        (.02)
                                        ==========      ========      ========     ========

In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. SFAS No. 148 amends the transition and disclosure requirements of SFAS No. 123, ACCOUNTING FOR STOCK-BASED
COMPENSATION. Certain of the disclosure requirements are required for all companies, regardless if the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. The Company continues to account for its stock option plans under the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The amendments to SFAS No. 123 will be effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company anticipates that the adoption of SFAS No. 148 will not have an impact on the Company's consolidated financial statements.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------

            (a) Annual Meeting of Shareholders, October 8, 2002

            (b) Directors to serve one year terms:

                   Gary Gelman
                   Edward M. Elkin, M.D.
                   Peter Gutmann

            (c)   Election of Directors

                   Gary Gelman                 4,389,973 for    100 against       26,000 abstained
                   Edward M. Elkin, M.D.       4,389,973 for    100 against       26,000 abstained
                   Peter Gutmann               4,389,973 for    100 against       26,000 abstained

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

            (a) Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            (b) No reports on Form 8-K were filed during the quarter ended December 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN CLAIMS EVALUATION,  INC.

Date: February 10, 2003                By:  /s/ GARY GELMAN
                                           -------------------------------------
                                           Gary Gelman
                                           Chairman of the Board,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date: February 10, 2003                By:  /s/ GARY J. KNAUER
                                           -------------------------------------
                                           Gary J. Knauer
                                           Chief Financial Officer,
                                           Treasurer and Secretary
                                           (Principal Financial and Accounting
                                           Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: February 10, 2003

/s/  Gary Gelman

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: February 10, 2003

/s/  Gary J. Knauer

Gary J. Knauer
Chief Financial Officer