Form 10KSB
period 2003-03-31
AMERICAN CLAIMS EVALUATION INC
filed 2003-06-26
CIK 774517

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                    For the fiscal year ended March 31, 2003

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

                    Issuer's telephone number: (516) 938-8000
      Securities registered under Section 12(b) of the Exchange Act: None.
         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.01 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ending March 31, 2003 were $1,197,700.

On June 13, 2003, the aggregate market value of the registrant's common stock held by non-affiliates was $2,578,408. For purposes of this disclosure, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

The number of the registrant's common stock outstanding on June 13, 2003 was 4,259,800.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

American Claims Evaluation, Inc. (the "Company") was incorporated in the State of New York and commenced operations in April 1982. The Company provides a full range of vocational rehabilitation and disability management services designed to maximize injured workers' abilities in order to reintegrate them into their respective communities through its wholly owned subsidiary, RPM Rehabilitation & Associates, Inc. ("RPM").

The functional capabilities of the injured workers referred to the Company vary. Comprehensive, in-house vocational evaluations are utilized to assess aptitudes, interests, values and abilities. Issues of medical restrictions, functional overlays, illiteracy and occupational diseases are assessed and factored into the development of a rehabilitation strategy.

Specifically, in working with injured workers, the purpose and intent are to bring the injured worker back to work with the employer of injury as soon as medically feasible. The role of a vocational rehabilitation consultant is to convene the claimant, the employer of injury, and associated medical professionals to facilitate an expedited return to work, utilizing the principles of job accommodation, job modification and transitional work. In addition, the consultant can provide medical monitoring of the worker's progress through pain clinics and work hardening programs. Coordination of these services assists the worker in building strength and motivation to return to their employer and/or occupation at the time of injury. The Company's philosophy is that timely coordination of professional services coupled with education and liaison with the employer community provides positive results for all parties concerned.

Some early intervention activities include contacting employers at the time of injury to develop return to work strategies such as work restructuring and job modification, on site analysis, local labor market analysis and obtaining work histories. Feedback from clients' claims managers regarding the Company's responsive interventions indicates a trusting, team approach, which allows for clear and accurate assessments that expedite the adjudication process, resulting in timely and successful case closure.

RPM provides vocational rehabilitation services to the Washington State Department of Labor & Industries ("L&I"). During 2001, L&I eliminated the process of awarding contracts to qualifying firms in favor of a new system which created the opportunity for any firm or individual meeting L&I's requirements to provide services. To be eligible under this new system, a provider must only meet certain business practice standards and consultant credentialing criteria without the necessity of being awarded a contract. All RPM consultants have been transitioned into the new system and have until December 1, 2006 to meet the credentialing standards. The Company has instituted a program to assure that all consultants not currently meeting L&I's credentialing requirements will do so by the imposed deadline. For the year ended March 31, 2003, L&I accounted for 55% of the Company's total revenues.

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

Principal competitors in vocational rehabilitation include national firms, such as Concentra, Inc. and Crawford & Company, as well as many regional firms. Quality of service, high caliber consultants, proper pricing and range of services offered are the principal factors that will enable the Company to compete effectively.

EMPLOYEES

As of March 31, 2003, the Company had seventeen full-time employees and four part-time employees. Of these full-time employees, three were in management, nine were vocational rehabilitation consultants and five were in administration.


ITEM 2.  DESCRIPTION OF PROPERTY.

The Company leases approximately 2,700 square feet of space at its executive office in Jericho, New York under a lease, as extended, which expires in November 2003. RPM leases approximately 3,300 square feet of office space in Spokane, Washington under a lease, as extended, which expires in June 2005. RPM also maintains an office in Moses Lake, Washington, which is leased on a month-to-month basis.

The Company believes that its existing facilities are adequate to meet its present needs. However, should the Company require additional space it is assumed that such space will be available.


ITEM 3.  LEGAL PROCEEDINGS.

The Company is not engaged in any material litigation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2003.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock, par value $.01 (the "Shares"), trade on the Nasdaq SmallCap Market under the symbol "AMCE".

The following table sets forth the range of high and low sales prices for the Company's Shares for each quarter during the period April 1, 2001 through March 31, 2003:

                                                     High              Low
              Fiscal 2002:
                4/01/01 -  6/30/01                    2.40              1.75
                7/01/01 -  9/30/01                    2.20              1.36
               10/01/01 - 12/31/01                    1.75              1.33
                1/01/02 -  3/31/02                    1.60              1.29

              Fiscal 2003:
                4/01/02 -  6/30/02                    2.19              1.35
                7/01/02 -  9/30/02                    1.85              1.33
               10/01/02 - 12/31/02                    1.80              1.40
                1/01/03 -  3/31/03                    1.70              1.34

The number of holders of the Company's Shares was approximately 674 on March 31, 2003, computed by the number of record holders, inclusive of holders for whom Shares are being held in the name of brokerage houses and clearing agencies.

The Company has never paid a cash dividend and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, for use in its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

For the fiscal year ended March 31, 2003 ("Fiscal 2003"), revenue from vocational rehabilitation services totaled $1,197,700, a decrease of 5.0% from the $1,260,913 reported for the fiscal year ended March 31, 2002 ("Fiscal 2002"). This decrease was caused by a decrease in the volume of cases referred to the Company for case management services during Fiscal 2003 as compared to the prior year. Revenue for Fiscal 2002 had experienced a 9.5% increase from the $1,151,006 generated in the fiscal year ended March 31, 2001 ("Fiscal 2001") as a result of the addition of nurse case management services to the Company's product offerings.

The cost of vocational rehabilitation services was 47.8% of revenues for Fiscal 2003 as compared to 49.1% of revenues for Fiscal 2002. The cost of services as a percentage of revenues decreased as a result of the decrease in revenue from case management services which incur higher fees than the Company's traditional vocational rehabilitation services.

Selling, general and administrative expenses were $1,474,350 and $1,147,695 in Fiscal 2003 and Fiscal 2002, respectively. During the fourth quarter of the year ended March 31, 2003, the Company performed its annual impairment testing of goodwill as required by Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. As a result of this test, the Company concluded the goodwill was impaired due to its continued operating losses and decreases in market capitalization. Specifically, the fair value of the Company at the consolidated level based on its market capitalization was compared to its carrying value. This process indicated that the Company's carrying value exceeded its fair value. The fair value was then allocated to all of the Company's assets and liabilities. There was no excess fair value over the fair value allocated to the Company's net assets indicating that goodwill had been impaired. As a result, the Company recorded a non-cash charge of $371,536 to operations to reflect this impairment of goodwill. Fiscal 2002 included amortization expense totaling $32,425 which was recorded in accordance with accounting principles generally accepted in the United States in effect prior to the issuance SFAS No. 142.

Interest income decreased to $144,479 during Fiscal 2003, as compared to interest income of $265,040 for Fiscal 2002 as a direct result of continued declines in prevailing market interest rates.

During Fiscal 2001, the Company had recorded an impairment charge of $916,967 on its investment in IVC Industries, Inc. ("IVCO") common stock for which the decline in market value was deemed to be other than temporary. During Fiscal 2002, IVCO and Inverness Medical Innovations, Inc. consummated a definitive merger agreement. The Company received $2.50 in cash for each share of IVCO common stock owned on the merger date. Accordingly, the Company recorded a gain on the sale of marketable securities of $450,069 ($0.11 net earnings per share) during Fiscal 2002 based on the adjusted cost after the impairment charge.

During Fiscal 2003 and 2002, the Company recognized income tax benefits of $34,000 and $94,000, respectively, as a result of the utilization of Federal tax operating loss carrybacks related to operating losses incurred, net of state taxes. As of March 31, 2003, the Company has net operating loss and capital loss carryforwards of $277,000 and $467,000, respectively, which will be available to reduce future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of cash is internally generated funds. At March 31, 2003, the Company had working capital of $7,227,674 as compared to working capital of $7,511,469 at March 31, 2002.

During Fiscal 2003, operating activities used $242,633, primarily due to its operating loss. The Company used $18,924 in its financing activities to purchase shares of its common stock during the year ended March 31, 2003.

The Company continues its review of strategic alternatives for maximizing shareholder value. Potential acquisitions will be evaluated based on their merits within its current line of business, as well as other fields. Management believes that the Company has sufficient cash resources and working capital to meet its capital resource requirements for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses accounting for restructuring and similar costs. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized and the recognition of discontinued operations. The Company has adopted the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. The adoption of the provisions of SFAS No. 146 did not have a material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHER (FIN 45). FIN 45 requires that at the inception of the guarantee, a liability be recorded on the guarantor's balance sheet for the fair value of the obligation undertaken in issuing the guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. Adoption of the recognition provisions of FIN 45 will not have a material effect on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF SFAS NO. 123. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. The Company will continue to follow the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148. The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings pursuant to a standard they are currently deliberating, which they believe will become effective January 1, 2004. The Company will continue to monitor their progress on the issuance of this standard as well as evaluate its position with respect to current guidance.

CRITICAL ACCOUNTING POLICIES

The Company makes estimates and assumptions in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company does not consider any of its accounting policies to be critical. Note 1 of the notes to the consolidated financial statements includes a summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements, which are those that are most important to the portrayal of the Company's financial condition and results of operations and which require management's most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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


ITEM 7.  FINANCIAL STATEMENTS.

The financial statements required by this Item are set forth at the pages indicated in Item 13 on page 13 of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The executive officers and directors of the Company are as follows:

              NAME                        AGE         POSITION

              Gary Gelman                 56          Chairman of the Board,
                                                      President and
                                                      Chief Executive Officer

              Gary J. Knauer              43          Chief Financial Officer,
                                                      Treasurer and Secretary

              Edward M. Elkin, M.D.       64          Director

              Peter Gutmann               74          Director

Gary Gelman, the founder of the Company, has been Chairman of the Board since July 1, 1985 and President, Chief Executive Officer and a director since inception. Mr. Gelman served as Treasurer from inception to October 1991. Since 1973, Mr. Gelman has also been Chief Executive Officer and a principal of American Para Professional Systems, Inc., which provides nurses who perform physical examinations of applicants for life and/or health insurance for insurance companies. He received a B.A. from Queens College. Since 1996, Mr. Gelman has been Chairman of the Board of Directors of Misonix, Inc., a publicly traded company engaged in the design, development and manufacturing of ultrasonic devices including medical instruments.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Federal securities laws, the Company's directors, its executive officers and any person holding more than 10% of the Company's Shares are required to report their ownership of the Company's Shares and any changes in that ownership to the Securities and Exchange Commission ("SEC") on the SEC's Forms 3, 4 and 5. Based on its review of the copies of such forms it has received, the Company believes that all officers, directors and owners of greater than 10% of the Company's equity securities complied on a timely basis with all filing requirements applicable to them with respect to transactions during Fiscal 2003.


ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth all compensation paid or accrued to the Company's Chief Executive Officer and another executive officer for each of the Company's last three fiscal years. No other executive officer had total annual salary and bonus which exceeded $100,000 during the fiscal year ended March 31, 2003.


                           SUMMARY COMPENSATION TABLE

                                                         Long-Term
                                                       Compensation
                              Annual Compensation         Awards
                         -----------------------------  ----------
                                                        Securities
Name and                                  Other Annual  Underlying    All Other
Principal        Fiscal  Salary    Bonus  Compensation    Options   Compensation
Position          Year     ($)      ($)     ($) (1)         (#)       ($) (2)
---------         ----   --------  -----  ------------  ----------  ------------

Gary Gelman       2003   $244,311    --       --          500,000     $2,496
 Chairman,        2002    244,311    --       --               --      2,546
 President        2001    244,311    --       --          250,000      2,511
 and CEO
Gary J. Knauer    2003   $111,462    --       --           50,000     $1,672
 Treasurer,       2002    106,081    --       --               --      1,340
 Secretary        2001     98,595    --       --           25,000      1,403
 and CFO

(1) The aggregate amount of all perquisites and other personal benefits paid were not greater than either $50,000 or 10% of the total annual salary and bonus reported for the respective officers.

(2)  Consists of  matching  contributions  made by the Company  under the 401(k)
     plan  for  the  fiscal  years  ended  March  31,   2003,   2002  and  2001,
     respectively.

COMPENSATION PLANS

The following describes plans adopted by the Company pursuant to which cash or non-cash compensation was paid or distributed during the years ended March 31, 2003, 2002 and 2001 or pursuant to which such compensation may be distributed in the future, to the Chief Executive Officer and another executive officer.

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

Stock Option Plans

In July 1985, the Company's Board of Directors adopted the 1985 Stock Option Plan (the "1985 Plan"). The 1985 Plan has expired, except as to options outstanding (consisting of 27,500 options outstanding at March 31, 2003), and no additional options may be granted.

In March 1991, the Board of Directors adopted the Company's 1991 Stock Option Plan (the "1991 Plan") and in October 1991, the shareholders of the Company ratified, approved and adopted the 1991 Plan. The 1991 Plan has also expired, except as to options outstanding (consisting of 150,000 options at March 31, 2003), and no additional options may be granted.

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

The exercise price of the Shares under each option shall be determined by a committee appointed by the Board of Directors; provided, however, that the exercise price shall not be less than the fair market value of the Shares on the date of the grant. The term of each option granted pursuant to the 1997 and 2000 Plans is established by the committee appointed by the Board of Directors, in its sole discretion, provided that the term shall not exceed ten years from the date of the grant.

On June 6, 2002, the Company granted options to purchase a total of 606,000 Shares under the 2000 Plan at an exercise price of $1.80 per Share to the Company's executive officers and outside directors.

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

                        OPTION GRANTS IN LAST FISCAL YEAR

                        Number of      % of Total
                        Securities     Options
                        Underlying     Granted to        Exercise
                        Options        Employees         Price        Expiration
Name                    Granted (#)    in Fiscal Year    ($/sh)       Date
----                    -----------    --------------    --------     ----------

Gary Gelman             500,000        82.5%             $1.80        06/06/2012
  Chairman,
  President and CEO
Gary J. Knauer           50,000         8.3%             $1.80        06/06/2012
  Treasurer,
  Secretary and CFO

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

The following table summarizes the number and dollar value of unexercised stock options at March 31, 2003 for the Named Executive Officers.

                                                    Number of
                                                    Securities     Value of
                                                    Underlying     Unexercised
                                                    Unexercised    In-the-Money
                                                    Options at     Options at
                                          Value     FY-End (#)     FY-End ($)(1)
                       Shares Acquired   Realized   Exercisable/   Exercisable/
Name                   on Exercise(#)      ($)      Unexercisable  Unexercisable
--------------------   ---------------   --------   -------------  -------------

Gary Gelman,                 --             --      1,150,000/-      $111,000/-
  Chairman
  President and CEO
Gary J. Knauer
  Treasurer,                 --             --      111,250/68,750   -/-
  Secretary and CFO

(1) The closing price of the Company's Shares on March 31, 2003 as reported by the Nasdaq SmallCap Market was $1.62 per Share.

Employment Agreements

Mr. Gelman's employment agreement with the Company provides for him to be employed as Chairman of the Board of Directors and Chief Executive Officer at an annual salary of $238,800, plus accrued sick and vacation pay of approximately $6,000. In addition, Mr. Gelman is entitled to participate in all employee benefit programs and other policies and programs of the Company. Mr. Gelman is not required to devote any specific number of hours to the business of the Company. He is subject to a non-competition and non-disclosure covenant for a period of two years following termination of employment with the Company.

Director Compensation

The Company's policy is to pay its non-employee directors a uniform fee of $400 for each Board of Directors' meeting and/or Audit Committee meeting attended in person.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table and notes thereto set forth information regarding the beneficial ownership of the Company's Shares as of June 13, 2003 by (i) each person known by the Company to be the beneficial owner of more than 5% of such voting security, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group. The percentages have been calculated by taking into account all Shares owned on the record date as well as all such Shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the Shares owned.

                                       Amount and Nature
Name and Address                         of Beneficial       Percent of Voting
of Beneficial Owner                    Ownership (1) (4)         Securities (1)
-------------------                    -----------------     -----------------

Gary Gelman (2)                            3,446,400               63.7%
Peter Gutmann (2)                            116,000(3)             2.7%
Edward M. Elkin, M.D. (2)                     96,200                2.2%
Gary J. Knauer (2)                           111,250                2.5%
J. Morton Davis                              388,024(5)             9.1%
Kinder Investments, L.P.                     292,500(6)             6.9%
All executive officers and directors
   as a group (four persons)               3,769,850               66.5%


(1) Based on a total of 4,259,800 Shares issued and outstanding and 1,407,250 Shares issuable upon the exercise of presently exercisable stock options by persons described in the preceding table.

(2)  Address is c/o the Company, One Jericho Plaza, Jericho, NY 11753.

(3) Includes 4,000 Shares owned by the wife of Mr. Gutmann, as to which beneficial ownership is disclaimed by the respective reporting person.

(4) Includes the presently exercisable portions of outstanding stock options (aggregating 1,407,250 Shares) which, in the case of Messrs. Gelman, Gutmann, Elkin, and Knauer are 1,150,000, 70,000, 76,000, and 111,250
     Shares, respectively.

(5) 386,924 of these Shares are owned of record by D.H. Blair Investment Banking Corp., whose address is 44 Wall Street, New York, New York ("Blair Investment"). Mr. Davis has reported that Blair Investment's Shares may be deemed to be beneficially owned by him. Mr. Davis owns 1,100 Shares directly.

(6) These Shares are owned of record by Kinder Investments, L.P. ("Kinder"), Nesher, LLC, the general partner of Kinder ("Nesher") and Dov Perlysky, the managing member of Nesher ("Perlysky"). The reporting parties' business address is 100 Park Avenue, New York, NY. Nesher and Kinder may be deemed to beneficially own 292,500 Shares. Perlysky may be deemed to beneficially own 292,572 Shares, consisting of 292,500 Shares owned directly by Kinder and 72 Shares owned directly by Perlysky's wife.

                      EQUITY COMPENSATION PLAN INFORMATION


                   Number of securities   Weighted-average  Number of securities
                    to be issued upon      exercise price   remaining available
                       exercise of         of outstanding   for future issuance
                   outstanding options,  options, warrants      under equity
   Plan category   warrants and rights       and rights      compensation plans
   -------------   -------------------   -----------------  --------------------
Equity compensation
plans approved by
security holders        1,488,500              $1.95             189,000

Equity compensation
plans not approved
by security holders             0                N/A                   0
          Total         1,488,500              $1.95             189,000


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                                     PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

DOCUMENTS FILED WITH THIS REPORT

     1.   FINANCIAL STATEMENTS:

          Independent Auditors' Report

          Consolidated Balance Sheets as of March 31, 2003 and 2002

          Consolidated Statements of Operations for the years ended March 31, 2003 and 2002

          Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years ended March 31, 2003 and 2002

          Consolidated Statements of Cash Flows for the years ended March 31, 2003 and 2002

          Notes to Consolidated Financial Statements

          FINANCIAL STATEMENT SCHEDULES

          Financial statement schedules have been omitted because the required information is inapplicable or because the information is presented in the financial statements or related notes.

     2.   EXHIBITS

          23        Consent of Independent Auditors.

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the quarter ended March 31, 2003.

ITEM 14.  CONTROLS AND PROCEDURES.

Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this report. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings.

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

DATE:   June 20, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURES                            TITLE                           DATE
----------                            -----                           ----


 /s/ Gary Gelman                Chairman of the Board,             June 20, 2003
---------------------------     President and Chief
Gary Gelman                     Executive Officer
                                (Principal Executive Officer)


 /s/ Gary J. Knauer             Chief Financial Officer,           June 20, 2003
---------------------------     Treasurer (Principal Financial
Gary J. Knauer                  and Accounting Officer)
                                and Secretary


 /s/ Edward M. Elkin            Director                           June 20, 2003
---------------------------
Edward M. Elkin, M.D.


 /s/ Peter Gutmann              Director                           June 20, 2003
---------------------------
Peter Gutmann

                                 CERTIFICATIONS

I, Gary Gelman, certify that:

1. I have reviewed this annual report on Form 10-KSB of American Claims Evaluation, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b)   evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)   presented  in  this  annual  report  our  conclusions   about  the
              effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 20, 2003

/s/  Gary Gelman

Gary Gelman
Chief Executive Officer

                                 CERTIFICATIONS

I, Gary J. Knauer, certify that:

1. I have reviewed this annual report on Form 10-KSB of American Claims Evaluation, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b)   evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)   presented  in  this  annual  report  our  conclusions   about  the
              effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 20, 2003

/s/  Gary J. Knauer

Gary J. Knauer
Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
American Claims Evaluation, Inc. and Subsidiary:


We have audited the accompanying consolidated balance sheets of American Claims Evaluation, Inc. and subsidiary as of March 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Claims Evaluation, Inc. and subsidiary as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS as of April 1, 2002.



/s/  KPMG LLP



May 20, 2003

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                             March 31, 2003 and 2002

                                     ASSETS              2003           2002
                                                     -----------     ----------
Current assets:
  Cash and cash equivalents                          $ 7,179,340      7,440,897
  Accounts receivable (net of allowance
    for doubtful accounts of $1,000 in
    2003 and 2002)                                       101,597         99,571
  Prepaid expenses                                        35,526         33,329
  Prepaid and recoverable income taxes                     8,736         59,535
  Deferred income taxes                                    2,527          2,527
                                                     -----------     ----------
       Total current assets                            7,327,726      7,635,859
Property and equipment, net                               87,297        121,724
Goodwill                                                      --        371,536
                                                     -----------     ----------
       Total assets                                  $ 7,415,023      8,129,119
                                                     ===========     ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $    14,852         34,811
  Accrued expenses                                        85,200         89,579
                                                     -----------     ----------
       Total current liabilities                         100,052        124,390
                                                     -----------     ----------
Commitments (note 8)
Stockholders' equity:
  Common stock, $0.01 par value. Authorized
    10,000,000 shares; issued 4,450,000 shares;
    outstanding 4,259,800 shares                          44,500         44,500
  Additional paid-in capital                           3,515,699      3,515,699
  Retained earnings                                    4,071,913      4,742,747
                                                     -----------     ----------
                                                       7,632,112      8,302,946
  Treasury stock, at cost                               (317,141)      (298,217)
                                                     -----------     ----------
       Total stockholders' equity                      7,314,971      8,004,729
                                                     -----------     ----------
       Total liabilities and stockholders' equity    $ 7,415,023      8,129,119
                                                     ===========     ==========

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                       Years ended March 31, 2003 and 2002


                                                         2003           2002
                                                     -----------     ----------
Revenues                                             $ 1,197,700      1,260,913
Cost of services                                         572,663        619,488
                                                     -----------     ----------
       Gross margin                                      625,037        641,425
Selling, general, and administrative expenses          1,474,350      1,147,695
                                                     -----------     ----------
       Operating loss                                   (849,313)      (506,270)
Other income:
  Interest income                                        144,479        265,040
  Gain on sale of marketable securities                       --        450,069
                                                     -----------     ----------
       Earnings (loss) before income tax benefit        (704,834)       208,839
Income tax benefit                                       (34,000)       (94,000)
                                                     -----------     ----------
       Net earnings (loss)                           $          302,839
                                                     ===========     ==========
Earnings (loss) per share - basic                    $     (0.16)          0.07
Earnings (loss) per share - diluted                        (0.16)          0.07
Weighted average shares - basic                        4,259,800      4,273,500
Potential dilutive shares                                     --          9,773
                                                     -----------     ----------
Weighted average shares - diluted                      4,259,800      4,283,273
                                                     ===========     ==========


See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                       Years ended March 31, 2003 and 2002

                                                                       ACCUMULATED
                                        COMMON STOCK      ADDITIONAL      OTHER                    TREASURY STOCK         TOTAL
                                   ---------------------    PAID-IN   COMPREHENSIVE  RETAINED    -------------------   STOCKHOLDERS'
                                    SHARES     PAR VALUE    CAPITAL   INCOME (LOSS)  EARNINGS    SHARES     AMOUNT        EQUITY
                                   ---------   ---------  ----------  -------------  ---------   -------   ---------   -------------
Balance at March 31, 2001          4,450,000    $44,500    3,515,699      (75,022)   4,439,908   176,500   $(298,217)    7,626,868
Comprehensive income:
  Net earnings                            --         --           --           --      302,839        --          --       302,839
  Unrealized gain on available-
    for-sale marketable securities        --         --           --       75,022           --        --          --        75,022
                                                                                                                        ----------
       Total comprehensive income                                                                                          377,861
                                   ---------    -------    ---------    ---------    ---------   -------   ---------    ----------
Balance at March 31, 2002          4,450,000     44,500    3,515,699           --    4,742,747   176,500    (298,217)    8,004,729
Comprehensive loss:
  Net loss                                --         --           --           --     (670,834)       --          --      (670,834)
                                                                                                                        ----------
       Total comprehensive
         loss                                                                                                             (670,834)
                                                                                                                        ----------
Purchase of common stock                  --         --           --           --           --    13,700     (18,924)      (18,924)
                                   ---------    -------    ---------    ---------    ---------   -------   ---------    ----------
                                                                                                                        ----------
Balance at March 31, 2003          4,450,000    $44,500    3,515,699           --    4,071,913   190,200   $(317,141)    7,314,971
                                   =========    =======    =========    =========    =========   =======   =========    ==========

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                       Years ended March 31, 2003 and 2002

                                                           2003         2002
                                                        ----------    ---------
Cash flows from operating activities:
   Net (loss) earnings                                  $ (670,834)     302,839
   Adjustments to reconcile net earnings
     (loss) to net cash used in
     operating activities:
       Goodwill impairment                                 371,536           --
       Depreciation and amortization                        34,427       67,726
       Gain on sale of marketable securities                    --     (450,069)
       Deferred income taxes                                    --        3,000
       Changes in assets and liabilities:
         Accounts receivable                                (2,026)        (493)
         Prepaid expenses                                   (2,197)      (3,875)
         Prepaid and recoverable income taxes               50,799      (59,535)
         Accounts payable                                  (19,959)       8,005
         Accrued expenses                                   (4,379)       8,380
         Income taxes payable                                   --      (40,866)
                                                        ----------    ---------
           Net cash used in operating activities          (242,633)    (164,888)
                                                        ----------    ---------
Cash flows from investing activities:
  Proceeds from sales of marketable securities                  --      750,155
  Capital expenditures                                          --      (34,760)
                                                        ----------    ---------
           Net cash provided by investing activities            --      715,395
                                                        ----------    ---------
Cash flows from financing activities:
  Purchase of treasury stock                               (18,924)          --
                                                        ----------    ---------
           Net cash used in investing activities           (18,924)          --
                                                        ----------    ---------
           Net (decrease) increase in cash
             and cash equivalents                         (261,557)     550,507
Cash and cash equivalents - beginning of year            7,440,897    6,890,390
                                                        ----------    ---------
Cash and cash equivalents - end of year                 $7,179,340    7,440,897
                                                        ==========    =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Income taxes                                        $    1,058        3,401

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2003 and 2002


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  NATURE OF BUSINESS

          American Claims Evaluation, Inc. (the Company) operates in a single segment that provides a full range of vocational rehabilitation and disability management services through its wholly owned subsidiary, RPM Rehabilitation & Associates, Inc.

     (b)  PRINCIPLES OF CONSOLIDATION

          The Company's financial statements are prepared on a consolidated basis and include the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

     (c)  REVENUE RECOGNITION

          Revenue for vocational rehabilitation services are recognized when the related services are provided.

     (d)  CASH AND CASH EQUIVALENTS

          All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash equivalents are comprised of short-term commercial paper of $6,997,521 and $6,595,381 as of March 31, 2003 and 2002, respectively.

     (e)  PROPERTY AND EQUIPMENT

          Property  and   equipment  are  stated  at  cost,   less   accumulated
          depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets.

     (f)  GOODWILL

          Goodwill represents the excess of acquisition costs over the fair value of net assets acquired. Effective April 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard
          (SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which requires that the amortization of goodwill be replaced with periodic tests of the goodwill's impairment at the reporting unit level. If an indication of impairment exists, the Company is required to determine if such reporting unit's implied fair value is less than the carrying value in order to determine the amount, if any, of the impairment loss required to be recorded.

          During the fourth quarter of the year ended March 31, 2003, the Company performed its annual impairment testing of goodwill as required by SFAS No. 142. As a result of this test, the Company concluded the goodwill was impaired due to its continued operating losses and decreases in market capitalization. Specifically, the fair value of the Company at the consolidated level based on its market capitalization was compared to its carrying value. This process indicated that the Company's carrying value exceeded its fair value. The fair value was then allocated to all of the Company's assets and liabilities. There was no excess fair value over the fair value allocated to the Company's net assets indicating that goodwill had been impaired. As a result, the Company recorded a non-cash charge of $371,536 to operations to reflect this impairment of goodwill which is included in selling, general and administrative expenses in the accompanying statements of operations.

                                      F-6
                                                                     (Continued)

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2003 and 2002


          During the year ended March 31, 2002, amortization expense of $32,425 was recorded in accordance with accounting principles generally accepted in the United States of America prior to the adoption of SFAS No. 142. Had the Company recorded this amortization expense in fiscal year 2003, the loss per share would have increased $0.01 per share on a basic and diluted loss per share basis.

          The following table provides the comparable effects of the adoption of SFAS No. 142 for the fiscal years ended March 31, 2003 and 2002:

                                                            2003         2002
                                                        -----------    ---------
          Reported net (loss) earnings                  $  (670,834)     302,839
          Add back: Goodwill amortization                        --       32,425
                                                        -----------    ---------
          Adjusted net (loss) earnings                  $  (670,834)     335,264
                                                        ===========    =========

          Basic earnings (loss) per share               $     (0.16)        0.07
          Goodwill amortization                                0.00         0.01
                                                        -----------    ---------
          Adjusted net (loss) income per basic share    $     (0.16)        0.08
                                                        ===========    =========
          Diluted earnings (loss) per share             $     (0.16)        0.07
          Goodwill amortization                                0.00         0.01
                                                        -----------    ---------
          Adjusted net (loss) income per diluted share  $     (0.16)        0.08
                                                        ===========    =========


     (g)  INCOME TAXES

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized based on the temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted tax rates expected to be in effect when such amounts are realized and settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (h)  EARNINGS (LOSS) PER SHARE

          Basic earnings (loss) per share is computed on the weighted average common shares outstanding. Diluted earnings (loss) per share reflects the maximum dilution from potential common shares issuable pursuant to the exercise of stock options, if dilutive, outstanding during each period. Employee stock options totaling 1,488,500 and 584,500 for the years ended March 31, 2003 and 2002, respectively, were not included in the diluted earnings (loss) per share calculations because their effect would have been anti-dilutive.

     (i)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The book values of the Company's monetary assets and liabilities approximate fair value as a result of the short-term nature of such assets and liabilities.

                                      F-7
                                                                     (Continued)

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2003 and 2002


     (j)  USE OF ESTIMATES

          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     (k)  STOCK OPTION PLANS

          The Company has adopted the "disclosure only" provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and will continue to use the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, no compensation expense has been recognized for the Company's stock option plans as the exercise price of our stock option grants equaled or exceeded the fair value of our common stock at the date of grant. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards during the years ended March 31, 2003 and 2002 consistent with the provisions of SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, and SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                         2003             2002
                                                     -----------        --------
          Net earnings (loss):
            As reported                              $  (670,834)        302,839
            Pro forma                                 (1,281,662)        278,126

          Basic earnings (loss) per share:
            As reported                                    (0.16)           0.07
            Pro forma                                      (0.30)           0.07

          Diluted earnings (loss) per share:
            As reported                                    (0.16)           0.07
            Pro forma                                      (0.30)           0.07


          The fair value of each stock option grant was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended March 31, 2003: expected dividend yield 0%; expected option lives of 7.5 years; risk-free interest rate of 5.08%; and expected volatility of 48%. The weighted average fair value of options granted during the year ended March 31, 2003 was $1.04.

          The pro forma effects on net earnings (loss) and earnings (loss) per share for the years ended March 31, 2003 and 2002 may not be representative of the pro forma effects in future years since compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extend beyond the reported years.

                                      F-8
                                                                     (Continued)

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2003 and 2002


     (l)  RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses accounting for restructuring and similar costs. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized and the recognition of discontinued operations. The Company has adopted the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. The adoption of the provisions of SFAS No. 146 did not have a material impact on the consolidated financial statements.

          In November 2002, the FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS (FIN 45). FIN 45 requires that at the inception of the guarantee, a liability be recorded on the guarantor's balance sheet for the fair value of the obligation undertaken in issuing the guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. Adoption of the recognition provisions of FIN 45 will not have a material effect on the Company's consolidated financial statements.

(2)  MARKETABLE SECURITIES

     During March 2002, the Company held an investment in common shares of IVC Industries, Inc. (IVCO). IVCO and Inverness Medical Innovations, Inc. (Inverness) consummated a definitive merger agreement. The Company received $2.50 in cash for each share owned on the merger date and ceased to own any shares of IVCO common stock. During the previous year ended March 31, 2001, the Company had recorded an impairment charge of $916,976 related to this investment which was judged to have experienced an other than temporary decline in value. As a result, the Company recognized a gain on the sale of its marketable securities of $450,069 during the year ended March 31, 2002 based upon the adjusted cost after the impairment charge. The realized loss, based upon the Company's original unadjusted cost, totaling $466,907 will be available as a capital loss tax carryforward.

(3)  PROPERTY AND EQUIPMENT

     Property and equipment at March 31, 2003 and 2002 consists of the following:

                                                                     ESTIMATED
                                             2003        2002       USEFUL LIFE
                                           --------    --------    -------------
     Equipment                             $193,289     193,289    5 years
     Furniture and fixtures                  72,366      72,366    5 to 10 years
                                                       --------    -------------
                                            265,655     265,655
     Less accumulated depreciation          178,358     143,931
                                           --------    --------
                                           $ 87,297     121,724
                                           ========    ========

                                      F-9
                                                                     (Continued)

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2003 and 2002


     Depreciation expense for the years ended March 31, 2003 and 2002 amounted to $34,427 and $35,301, respectively.

(4)  INCOME TAXES

     Income tax benefit for the years ended March 31, 2003 and 2002 is comprised of the following:

                                                           YEAR ENDED MARCH 31
                                                           --------------------
                                                             2003        2002
                                                           --------     -------
     Current:
       Federal                                             $(36,000)    (98,000)
       State                                                  2,000       1,000
                                                           --------     -------
                                                            (34,000)    (97,000)
     Deferred:
       Federal                                                   --       3,000
                                                           --------     -------
                                                           $(34,000)    (94,000)
                                                           ========     =======

     Total income tax benefit differed from that which would have resulted when applying the statutory Federal income tax rate as a result of the following items:

                                                YEAR ENDED MARCH 31
                                     -----------------------------------------
                                            2003                   2002
                                     ------------------     ------------------
     Expected income tax expense
       (benefit) at the statutory
       Federal tax rate              $(240,000)     (34%)   $  71,000       34%
     Goodwill impairment               127,000       18            --       --
     Increase (decrease) in
       valuation allowance              78,000       11      (179,000)     (86)
     State taxes, net of Federal
       tax benefit                       1,000       --         1,000        1
     Amortization of goodwill               --       --        11,000        5
     Effect of graduated tax
       rates and other                      --       --         2,000        1
                                     ---------    -----     ---------    -----
             Actual income tax
               benefit               $ (34,000)      (5%)   $ (94,000)     (45%)
                                     =========    =====     =========    =====



                                      F-10
                                                                     (Continued)

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2003 and 2002


     The tax effects of temporary differences comprising the Company's deferred income tax assets at March 31, 2003 and 2002 are as follows:

                                                         2003            2002
                                                      ---------        --------
     Deferred tax assets:
       Capital loss carryforwards                     $ 159,000         159,000
       Net operating loss carryforwards                  78,000              --
       Depreciation                                       2,527           2,527
       Valuation allowance                             (237,000)       (159,000)
                                                      ---------        --------
                                                      $   2,527           2,527
                                                      =========        ========

     At March 31, 2003, the Company had net operating and capital loss carryforwards of approximately $277,000 and $467,000, respectively, for Federal income tax purposes which will be available to reduce future taxable income. The utilization of such net operating losses (NOLs) and capital losses is subject to certain limitations under Federal income tax laws. Capital losses may only be used to offset future capital gains. NOLs and capital losses are scheduled to expire in the years ending March 31, 2023 and March 31, 2007, respectively.

     Based upon the uncertainty of whether the Company's NOLs and capital loss carryforwards may ultimately be utilized prior to their respective expirations, increases in valuation allowances of $78,000 were recorded during 2003. Benefits currently considered unrealizable could be adjusted in the future if estimates of future taxable income during the carryforward period are revised.

(5)  MAJOR CUSTOMERS

     The Company has one customer, Washington State Department of Labor & Industries, that accounted for 55% of revenues for each of the years ended March 31, 2003 and 2002, respectively. The Company has another customer that accounted for 10% of revenues for each of the years ended March 31, 2003 and 2002, respectively.

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

                                      F-11
                                                                     (Continued)

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2003 and 2002


     Changes in the options outstanding during the years ended March 31, 2003 and 2002 are summarized in the following table:

                                                 NUMBER OF           AVERAGE
                                                   SHARES         EXERCISE PRICE
                                                ----------        --------------
     Outstanding - March 31, 2001                  920,500             $2.04
       Options forfeited                           (36,000)             1.95
                                                ----------
     Outstanding - March 31, 2002                  884,500              2.05
       Options granted                             606,000              1.80
       Options forfeited                            (2,000)             2.25
                                                ----------
     Outstanding - March 31, 2003                1,488,500              1.95
                                                ==========

     As of March 31, 2003, 45,000 and 144,000 options were available for grant under the 1997 Plan and 2000 Plan, respectively.

     The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at March 31, 2003:

                                                        WEIGHTED       WEIGHTED
                                                        AVERAGE        AVERAGE
                             NUMBER OF OPTIONS       EXERCISE PRICE  CONTRACTUAL
                        --------------------------   OF EXERCISABLE      LIFE
      Exercise price    OUTSTANDING    EXERCISABLE       OPTIONS      REMAINING
     ----------------   -----------    -----------       -------      ---------
           $1.25           300,000        300,000        $  1.25       4 years
       $1.80 - $1.88       636,000        586,000           1.80      8.9 years
       $2.10 - $2.56       552,500        533,750           2.49      5.4 years
                         ---------      ---------        -------      ---------
                         1,488,500      1,419,750        $  1.94      7.2 years
                         =========      =========        =======      =========


(7)  RETIREMENT PLAN

     The Company sponsors a retirement plan pursuant to Section 401(k) of the Internal Revenue Code (the Code) for all employees meeting certain service requirements. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code. The plan provides for a matching contribution by the Company which amounted to $12,626 and $13,057 for the years ended March 31, 2003 and 2002, respectively.

                                      F-12
                                                                     (Continued)

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2003 and 2002


(8)  COMMITMENTS

     Rental expense under noncancelable operating leases for office space amounted to $139,019 and $134,407 for the years ended March 31, 2003 and 2002, respectively. Minimum lease payments under noncancelable operating leases, exclusive of future escalation charges, as of March 31, 2003 are as follows:

               2004                                      $ 97,000
               2005                                        53,000
               2006                                        13,000
                                                         --------
                      Total minimum lease payments       $163,000
                                                         ========