Form 10KSB/A
period 2003-03-31
AMERICAN CLAIMS EVALUATION INC
filed 2003-07-09
CIK 774517

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

The number of shares of the registrant's common stock outstanding on June 13, 2003 was 4,259,800.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

This Amendment to Form 10-KSB is being filed solely to correct a typographical error which appeared in "Item 13. 1. FINANCIAL STATEMENTS, Consolidated Statement of Operations for the years ended March 31, 2003 and 2002." This error was caused by the Edgarization process and consisted of the omission of the net loss figure for the year ended March 31, 2003 on the aforementioned financial statement.

No other changes have been made.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                       Years ended March 31, 2003 and 2002


                                                         2003           2002
                                                     -----------     ----------
Revenues                                             $ 1,197,700      1,260,913
Cost of services                                         572,663        619,488
                                                     -----------     ----------
       Gross margin                                      625,037        641,425
Selling, general, and administrative expenses          1,474,350      1,147,695
                                                     -----------     ----------
       Operating loss                                   (849,313)      (506,270)
Other income:
  Interest income                                        144,479        265,040
  Gain on sale of marketable securities                       --        450,069
                                                     -----------     ----------
       Earnings (loss) before income tax benefit        (704,834)       208,839
Income tax benefit                                       (34,000)       (94,000)
                                                     -----------     ----------
       Net earnings (loss)                           $  (670,834)       302,839
                                                     ===========     ==========
Earnings (loss) per share - basic                    $     (0.16)          0.07
Earnings (loss) per share - diluted                        (0.16)          0.07
Weighted average shares - basic                        4,259,800      4,273,500
Potential dilutive shares                                     --          9,773
                                                     -----------     ----------
Weighted average shares - diluted                      4,259,800      4,283,273
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

DATE:   July 7, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURES                            TITLE                           DATE
----------                            -----                           ----

 /s/ Gary Gelman                Chairman of the Board,             July 7, 2003
---------------------------     President and Chief
Gary Gelman                     Executive Officer
                                (Principal Executive Officer)


 /s/ Gary J. Knauer             Chief Financial Officer,           July 7, 2003
---------------------------     Treasurer (Principal Financial
Gary J. Knauer                  and Accounting Officer)
                                and Secretary


 /s/ Edward M. Elkin            Director                           July 7, 2003
---------------------------
Edward M. Elkin, M.D.


 /s/ Peter Gutmann              Director                           July 7, 2003
---------------------------
Peter Gutmann

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

Date: June 20, 2003

/s/ Gary Gelman
-----------------------
Gary Gelman
Chief Executive Officer

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

Date: June 20, 2003

/s/ Gary J. Knauer
-----------------------
Gary J. Knauer
Chief Financial Officer