Form 10QSB
period 2003-06-30
AMERICAN CLAIMS EVALUATION INC
filed 2003-08-12
CIK 774517

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                                   (MARK ONE)

             [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

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


                   One Jericho Plaza, Jericho, New York 11753
               --------------------------------------------------
                    (Address of principal executive offices)


                                 (516) 938-8000
                  --------------------------------------------
                           (Issuer's telephone number)


As of August 6, 2003, there were 4,259,800 shares of the issuer's common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]    No [X]

                        AMERICAN CLAIMS EVALUATION, INC.

                                      INDEX



                                                                                        Page No.
PART I  - FINANCIAL INFORMATION

Item 1.   Financial Statements

              Consolidated Balance Sheets as of June 30, 2003
                 (unaudited) and March 31, 2003                                            3

              Consolidated Statements of Operations for the Three Months
                 ended June 30, 2003 and 2002 (unaudited)                                  4

              Consolidated Statements of Cash Flows for the Three Months
                 ended June 30, 2003 and 2002 (unaudited)                                  5

              Notes to Consolidated Financial Statements (unaudited)                       6

Item 2.   Management's Discussion and Analysis or Plan of Operation                      7 - 8

Item 3.   Controls and Procedures                                                          8

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                 9

SIGNATURES                                                                                10


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets


                                                              Jun.30, 2003    Mar.31, 2003
                                                              ------------    ------------
                                                               (Unaudited)
                            Assets
Current assets:
         Cash and cash equivalents                             $ 7,091,509      7,179,340
         Accounts receivable, net                                  129,568        101,597
         Prepaid expenses                                           34,126         35,526
         Prepaid and recoverable income taxes                       11,238          8,736
         Deferred income taxes                                        --            2,527
                                                               -----------    -----------
                  Total current assets                           7,266,441      7,327,726

Property and equipment, net                                         80,721         87,297
                                                               -----------    -----------
                  Total assets                                 $ 7,347,162      7,415,023
                                                               ===========    ===========

                 Liabilities and Stockholders' Equity
Current liabilities:
         Accounts payable                                      $    12,045         14,852
         Accrued expenses                                          108,977         85,200
                                                               -----------    -----------
                  Total current liabilities                        121,022        100,052
                                                               -----------    -----------

Stockholders' equity:
         Common stock, $.01 par value.  Authorized
                10,000,000 shares; issued 4,450,000
                shares; outstanding 4,259,800 shares                44,500         44,500
         Additional paid-in capital                              3,515,699      3,515,699
         Retained earnings                                       3,983,082      4,071,913
                                                               -----------    -----------
                                                                 7,543,281      7,632,112
         Treasury stock, at cost                                  (317,141)      (317,141)
                                                               -----------    -----------
                  Total stockholders' equity                     7,226,140      7,314,971
                                                               -----------    -----------
                  Total liabilities and stockholders' equity   $ 7,347,162      7,415,023
                                                               ===========    ===========


See accompanying notes to consolidated financial statements.

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                        Three months ended
                                                   ----------------------------
                                                   Jun. 30, 2003  Jun. 30, 2002
                                                   -------------  -------------
Revenues                                            $   305,749        312,466
Cost of services                                        143,478        148,457
                                                    -----------    -----------

         Gross margin                                   162,271        164,009

Selling, general and administrative expenses            275,518        270,644
                                                    -----------    -----------

         Operating loss                                (113,247)      (106,635)

Interest income                                          27,416         39,940
                                                    -----------    -----------

         Loss before income tax expense (benefit)       (85,831)       (66,695)

Income tax expense (benefit)                              3,000        (18,000)
                                                    -----------    -----------

         Net loss                                   $   (88,831)       (48,695)
                                                    ===========    ===========

Loss per share - basic                              $      (.02)          (.01)
                                                    ===========    ===========
Loss per share - diluted                            $      (.02)          (.01)
                                                    ===========    ===========

Weighted average shares - basic                       4,259,800      4,259,800
                                                    ===========    ===========
Weighted average shares - diluted                     4,259,800      4,259,800
                                                    ===========    ===========


See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                         Three months ended
                                                    ---------------------------
                                                    Jun.30, 2003   Jun.30, 2002
                                                    ------------   ------------
Cash flows from operating activities:
     Net loss                                       $   (88,831)       (48,695)
                                                    -----------    -----------
     Adjustments to reconcile net loss to net
           cash used in operating activities:
     Depreciation                                         8,368          8,735
     Deferred income taxes                                2,527           --
     Changes in assets and liabilities:
         Accounts receivable                            (27,971)        12,413
         Prepaid expenses                                 1,400          2,445
         Prepaid and recoverable income taxes            (2,502)       (18,000)
         Accounts payable                                (2,807)        (5,344)
         Accrued expenses                                23,777         15,814
                                                    -----------    -----------
                                                          2,792         16,063
                                                    -----------    -----------
         Net cash used in operating activities          (86,039)       (32,632)
                                                    -----------    -----------

Cash flows from investing activities:
         Capital expenditures                            (1,792)          --
                                                    -----------    -----------

         Net cash used in investing activities           (1,792)          --
                                                    -----------    -----------

Cash flows from financing activities:
         Purchase of treasury stock                        --          (18,924)
                                                    -----------    -----------

         Net cash used in financing activities             --          (18,924)
                                                    -----------    -----------

Net decrease in cash and cash equivalents               (87,831)       (51,556)

Cash and cash equivalents at beginning of period      7,179,340      7,440,897
                                                    -----------    -----------

Cash and cash equivalents at end of period          $ 7,091,509      7,389,341
                                                    ===========    ===========

Supplemental disclosure of cash flow information:
     Income taxes paid                              $     2,975           --
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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended March 31, 2003 and the notes thereto contained in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission.

Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the three months ended June 30, 2003 and 2002:

                                                        Three months      Three months
                                                       ended 06/30/03    ended 06/30/02
                                                       --------------    --------------
Numerator:
         Net loss                                        $  (88,831)          (48,695)
                                                         ==========        ==========

Denominator:
         Denominator for basic loss per share
              - weighted average shares                   4,259,800         4,259,800
         Effect of dilutive securities:
              Stock options                                    --                --
                                                         ----------        ----------

              Denominator for diluted loss per share      4,259,800         4,259,800
                                                         ==========        ==========

Basic loss per share                                     $     (.02)       $     (.01)
                                                         ==========        ==========

Diluted loss per share                                   $     (.02)       $     (.01)
                                                         ==========        ==========

Potentially dilutive common stock equivalents consisting of employee stock options to purchase 1,478,500 and 1,490,500 shares for the three months ended June 30, 2003 and 2002, respectively, were not included in the diluted loss per share calculations because their effect would have been anti- dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Critical Accounting Policies

The Company makes estimates and assumptions in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company does not consider any of its accounting policies to be critical. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our annual report for the year ended March 31, 2003. The accounting policies used in preparing our interim condensed consolidated financial statements are the same as those described in our annual report.

Results of Operations - Three Months ended June 30, 2003 and 2002

Revenues for the three months ended June 30, 2003 were $305,749 as compared to $312,466 reported for the corresponding period ended June 30, 2002. This decrease of approximately 2.1% was caused by a slight decline in referrals from the Washington State Department of Labor & Industries, the largest client.

Cost of services was 46.9% of revenues for the three months ended June 30, 2003 as compared to 47.5% of revenues in the same period last year.

Selling, general and administrative expenses for the quarter ended June 30, 2003 increased slightly totaling $275,518 versus $270,644 recorded for the three months ended June 30, 2002.

Interest income for the three months ended June 30, 2003 decreased to $27,416 from the $39,940 recognized during the three month period ended June 30, 2002. This decrease was the result of the continued decrease in prevailing interest rates.

Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. Income tax expense for the three months ended June 30, 2003 of $3,000 differs from the income tax benefit derived from applying the statutory rate principally due to an increase in the valuation allowance against deferred tax assets. The Company believes it is more likely than not that the deferred tax assets will not be realized.

Liquidity and Capital Resources

At June 30, 2003, the Company had working capital of $7,145,419 as compared to working capital of $7,227,674 at March 31, 2003. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.

During the three months ended June 30, 2003, net cash used in operations of $86,039 consisted principally of a net loss of $88,831.

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

                           PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

              (a)  Exhibit 31.1   Rule 13a-14(a)/15d-14(a) Certification

                   Exhibit 31.2   Rule 13a-14(a)/15d-14(a) Certification

                   Exhibit 32.1   Section 1350 Certification

                   Exhibit 32.2   Section 1350 Certification

              (b) The following report on Form 8-K was filed during the quarter ended June 30, 2003:

                   On June 19, 2003, a Form 8-K was filed by the Company under
                   Item 9. "Regulation FD Disclosure."

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      AMERICAN CLAIMS EVALUATION,  INC.



Date: August 11, 2003                 By: /s/ Gary Gelman
                                          -------------------
                                          Gary Gelman
                                          Chairman of the Board,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date: August 11, 2003                 By: /s/ Gary J. Knauer
                                          ----------------------
                                          Gary J. Knauer
                                          Chief Financial Officer, Treasurer
                                          (Principal Financial and Accounting
                                          Officer) and Secretary