Form 10QSB
period 2003-09-30
AMERICAN CLAIMS EVALUATION INC
filed 2003-11-12
CIK 774517

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              (MARK ONE)

              {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003
                                              ------------------

              { } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                     For the transition period from _____ to _____

                         Commission file number: 0-14807


                        AMERICAN CLAIMS EVALUATION, INC.
        (Exact name of small business issuer as specified in its charter)


                    New York                               11-2601199
      -------------------------------                      ----------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)


                   One Jericho Plaza, Jericho, New York 11753
                   ------------------------------------------
                    (Address of principal executive offices)


                                 (516) 938-8000
                                 --------------
                           (Issuer's telephone number)


As of November 10, 2003, there were 4,259,800 shares of the issuer's common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                               -----     -----

                           AMERICAN CLAIMS EVALUATION, INC.

                                      INDEX




                                                                        Page No.
                                                                        --------
PART I  - FINANCIAL INFORMATION

Item 1.   Financial Statements

             Consolidated Balance Sheets as of September 30, 2003
                      (unaudited) and March 31, 2003                       3

             Consolidated Statements of Operations for the
                      Three Months and Six Months ended
                      September 30, 2003 and 2002 (unaudited)              4

             Consolidated Statements of Cash Flows for the Six Months
                      ended September 30, 2003 and 2002 (unaudited)        5

             Notes to Consolidated Financial Statements (unaudited)      6 - 7

Item 2.   Management's Discussion and Analysis or Plan of Operation      8 - 9

Item 3.   Controls and Procedures                                          9

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 10

SIGNATURES                                                                 11

                          PART I FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.


                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY


                           Consolidated Balance Sheets

                                                      Sept. 30, 2003    Mar. 31, 2003
                                                      --------------    -------------
                                                        (Unaudited)

                                Assets
                                ------
Current assets:
       Cash and cash equivalents                         $ 7,016,186      7,179,340
       Accounts receivable, net                              119,811        101,597
       Prepaid expenses                                       27,627         35,526
       Prepaid and recoverable income taxes                   10,418          8,736
       Deferred income taxes                                       -          2,527
                                                         -----------    -----------
            Total current assets                           7,174,042      7,327,726

Property and equipment, net                                   72,395         87,297
                                                         -----------    -----------
            Total assets                                 $ 7,246,437      7,415,023
                                                         ===========    ===========

                  Liabilities and Stockholders' Equity
                  ------------------------------------
Current liabilities:
       Accounts payable                                  $    18,805         14,852
       Accrued expenses                                      113,406         85,200
                                                         -----------    -----------
            Total current liabilities                        132,211        100,052
                                                         -----------    -----------

Stockholders' equity:
       Common stock, $.01 par value.  Authorized
            10,000,000 shares; issued 4,450,000
            shares; outstanding 4,259,800 shares              44,500         44,500
       Additional paid-in capital                          3,515,699      3,515,699
       Retained earnings                                   3,871,168      4,071,913
                                                         -----------    -----------
                                                           7,431,367      7,632,112
       Treasury stock, at cost                              (317,141)      (317,141)
                                                         -----------    -----------
            Total stockholders' equity                     7,114,226      7,314,971
                                                         -----------    -----------
            Total liabilities and stockholders' equity   $ 7,246,437      7,415,023
                                                         ===========    ===========




See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY


                      Consolidated Statements of Operations


                                   (Unaudited)

                                               Three months ended                 Six months ended
                                          ----------------------------      ----------------------------
                                           Sept. 30,        Sept. 30,        Sept. 30,        Sept. 30,
                                             2003             2002              2003             2002
                                          -----------      -----------      -----------      -----------
Revenues                                  $   308,615          299,999          614,364          612,465
Cost of services                              146,994          145,787          290,472          294,244
                                          -----------      -----------      -----------      -----------
     Gross margin                             161,621          154,212          323,892          318,221
Selling, general, and
     administrative expenses                  294,084          275,062          569,602          545,706
                                          -----------      -----------      -----------      -----------
     Operating loss                          (132,463)        (120,850)        (245,710)        (227,485)
Interest income                                21,549           39,071           48,965           79,011
                                          -----------      -----------      -----------      -----------
     Loss before income tax
        expense (benefit)                    (110,914)         (81,779)        (196,745)        (148,474)
Income tax expense (benefit)                    1,000          (18,000)           4,000          (36,000)
                                          -----------      -----------      -----------      -----------
     Net loss                             $  (111,914)         (63,779)        (200,745)        (112,474)
                                          ===========      ===========      ===========      ===========
Loss per share - basic                    $     (0.03)           (0.01)           (0.05)           (0.03)
                                          ===========      ===========      ===========      ===========
Loss per share - diluted                  $     (0.03)           (0.01)           (0.05)           (0.03)
                                          ===========      ===========      ===========      ===========
Weighted average shares - basic             4,259,800        4,259,800        4,259,800        4,259,800
                                          ===========      ===========      ===========      ===========
Weighted average shares - diluted           4,259,800        4,259,800        4,259,800        4,259,800
                                          ===========      ===========      ===========      ===========







See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY


                      Consolidated Statements of Cash Flows


                                   (Unaudited)

                                                                  Six months ended
                                                             ----------- --------------
                                                              Sept. 30,      Sept. 30,
                                                                2003           2002
                                                             -----------    -----------
Cash flows from operating activities:
     Net loss                                                $  (200,745)      (112,474)
                                                             -----------    -----------
     Adjustments to reconcile net loss to net
            cash used in operating activities:
        Depreciation                                              16,694         17,329
        Deferred income taxes                                      2,527              -
        Changes in assets and liabilities:
            Accounts receivable                                  (18,214)           823
            Prepaid expenses                                       7,899          8,621
            Prepaid and recoverable income taxes                  (1,682)        48,800
            Accounts payable                                       3,953         (6,070)
            Accrued expenses                                      28,206        (13,803)
                                                             -----------    -----------
                                                                  39,383         55,700
                                                             -----------    -----------
            Net cash used in operating activities               (161,362)       (56,774)
                                                             -----------    -----------
Cash flows from investing activities:
     Capital expenditures                                         (1,792)             -
                                                             -----------    -----------
            Net cash used in investing activities                 (1,792)             -
                                                             -----------    -----------
Cash flows from financing activities:
     Purchase of treasury stock                                        -        (18,924)
                                                             -----------    -----------
            Net cash used in financing activities                      -        (18,924)
                                                             -----------    -----------
Net decrease in cash and cash equivalents                       (163,154)       (75,698)

Cash and cash equivalents at beginning of period               7,179,340      7,440,897
                                                             -----------    -----------
Cash and cash equivalents at end of period                   $ 7,016,186      7,365,199
                                                             ===========    ===========
Supplemental disclosure of cash flow information:
     Income taxes paid                                       $     3,155          1,058
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


Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the three months and six months ended September 30, 2003 and 2002:

                                                   Three months ended                  Six months ended
                                               ---------------------------       ---------------------------
                                                09/30/03         09/30/02         09/30/03         09/30/02
                                               ----------       ----------       ----------       ----------
Numerator:
     Net loss                                  $ (111,914)         (63,779)        (200,745)        (112,474)
Denominator:
     Denominator for basic loss per share
        - weighted average shares               4,259,800        4,259,800        4,259,800        4,259,800
     Effect of dilutive securities:
        Stock options                                   -                -                -                -
                                               ----------       ----------       ----------       ----------
     Denominator for diluted
        loss per share                          4,259,800        4,259,800        4,259,800        4,259,800
                                               ==========       ==========       ==========       ==========
Basic loss per share                           $    (0.03)           (0.01)           (0.05)           (0.03)
                                               ==========       ==========       ==========       ==========
Diluted loss per share                         $    (0.03)           (0.01)           (0.05)           (0.03)
                                               ==========       ==========       ==========       ==========


Potentially dilutive common stock equivalents consisting of employee stock options to purchase 1,378,500 and 1,490,500 shares for the three and six months ended September 30, 2003 and 2002, respectively, were not included in the diluted loss per share calculations because their effect would have been anti-dilutive.

Stock Option Plans

The Company has adopted the "disclosure only" provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and will continue to use the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for the Company's stock option plans as the exercise price of the Company's stock option grants equaled or exceeded the fair value of the Company's common stock at the date of grant. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards during the three and six months ended September 30, 2003 and 2002 consistent with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                   Three months ended             Six months ended
                                                ------------------------       -----------------------
                                                 09/30/03       09/30/02       09/30/03       09/30/02
                                                ---------       --------       --------       --------
Numerator:
     Net loss                                   $(111,914)       (63,779)      (200,745)      (112,474)
Deduct:  Total stock-based employee
     compensation expense determined under
     fair value method for options granted         (5,886)      (152,707)       (11,772)      (305,414)
                                                ---------       --------       --------       --------
Pro forma net loss                              $(117,800)      (216,486)      (212,517)      (417,888)
                                                =========       ========       ========       ========
Net loss per share:
     Basic and diluted - as reported            $   (0.03)         (0.01)         (0.05)         (0.03)
                                                =========       ========       ========       ========
     Basic and diluted - pro forma              $   (0.03)         (0.05)         (0.05)         (0.10)
                                                =========       ========       ========       ========

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


Results of Operations - Three Months and Six Months ended September 30, 2003 and 2002

Revenues for the quarterly period ended September 30, 2003 were $308,615 as compared with the $299,999 reported for the three month period ended September 30, 2002. This represents an increase of approximately 2.9%. Revenues for the six month period ended September 30, 2003 remained consistent with the corresponding period ended September 30, 2002.

Cost of services as a percentage of revenues for the three and six month periods ended September 30, 2003 were 47.6% and 47.3%, respectively. These percentages were marginally lower than the 48.6% and 48.0% of revenues during the comparable periods ended September 30, 2002, respectively.

Selling, general and administrative expenses for the quarter ended September 30, 2003 increased slightly totaling $294,084 versus $275,062 for the three months ended September 30, 2002. Selling, general and administrative expenses for the six months ended September 30, 2003 increased to $569,602 from $545,706 for the six months ended September 30, 2002.

Interest income for the three and six months ended September 30, 2003 was $21,549 and $48,965, respectively, which was considerably lower than the $39,071 and $79,011 recognized during the three and six month periods ended September 30, 2002, respectively. These decreases were the result of the continued decreases in prevailing market interest rates.

Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. Income tax expense for the six months ended September 30, 2003 of $4,000 differs from the income tax benefit derived from applying the statutory rate principally due to an increase in the valuation allowance against deferred tax assets. The Company believes it is more likely than not that the deferred tax assets will not be realized.


Liquidity and Capital Resources

At September 30, 2003, the Company had working capital of $7,041,831 as compared to working capital of $7,227,674 at March 31, 2003. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.

During the six months ended September 30, 2003, net cash used in operations of $161,362 consisted principally of a net loss of $200,745.

At September 30, 2003, the Company had minimum lease payments due under noncancelable operating leases, exclusive of future escalation charges, of $48,500 for the remainder of fiscal 2004 and $53,000 and $13,000 for the fiscal years ending 2005 and 2006, respectively.

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

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

              (a)  Exhibit 31.1   Rule 13a-14(a)/15d-14(a) Certification

                   Exhibit 31.2   Rule 13a-14(a)/15d-14(a) Certification

                   Exhibit 32.1   Section 1350 Certification

                   Exhibit 32.2   Section 1350 Certification

              (b) The following report on Form 8-K was filed during the
                  quarter ended September 30, 2003:

                  On August 11, 2003, a Form 8-K was filed by the Company under "Item 9. Regulation FD Disclosure."

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     AMERICAN CLAIMS EVALUATION, INC.



Date: November 12, 2003              By:  /s/ Gary Gelman
                                          ------------------------------------
                                          Gary Gelman
                                          Chairman of the Board,
                                          President and Chief Executive Officer


Date: November 12, 2003              By:  /s/ Gary J. Knauer
                                          ------------------------------------
                                          Gary J. Knauer
                                          Chief Financial Officer, Treasurer