Form 10QSB
period 2003-12-31
AMERICAN CLAIMS EVALUATION INC
filed 2004-02-09
CIK 774517

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        (MARK ONE)

             {X}  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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

                                 (516) 938-8000
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section $13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 6, 2004, there were 4,259,800 shares of the issuer's common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        AMERICAN CLAIMS EVALUATION, INC.

                                      INDEX

                                                                        Page No.
                                                                       ---------
PART I  - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of December 31, 2003
               (unaudited) and March 31, 2003                               3

          Consolidated Statements of Operations for the
               three months and nine months ended
               December 31, 2003 and 2002 (unaudited)                       4

          Consolidated Statements of Cash Flows for the nine months
               ended December 31, 2003 and 2002 (unaudited)                 5

          Notes to Consolidated Financial Statements (unaudited)          6 - 7

Item 2.   Management's Discussion and Analysis or Plan of Operation       8 - 9

Item 3.   Controls and Procedures                                           10

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders               11

Item 6.   Exhibits and Reports on Form 8-K                                  11

SIGNATURES                                                                  12

                     PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Balance Sheets

                                                                              Dec. 31, 2003        Mar. 31, 2003
                                                                                -----------          -----------
                                                                               (Unaudited)
                                                        Assets
                                                        ------
Current assets:
       Cash and cash equivalents                                                $ 6,889,591            7,179,340
       Accounts receivable, net                                                     102,730              101,597
       Prepaid expenses                                                              21,382               35,526
       Prepaid and recoverable income taxes                                           1,272                8,736
       Deferred income taxes                                                              -                2,527
                                                                                -----------            ---------
            Total current assets                                                  7,014,975            7,327,726

Property and equipment, net                                                          64,079               87,297
                                                                                -----------            ---------
            Total assets                                                        $ 7,079,054            7,415,023
                                                                                ===========            =========

                                         Liabilities and Stockholders' Equity
                                         ------------------------------------
Current liabilities:
       Accounts payable                                                         $    14,278               14,852
       Accrued expenses                                                              73,686               85,200
                                                                                -----------            ---------
            Total current liabilities                                                87,964              100,052
                                                                                -----------            ---------
Stockholders' equity:
       Common stock, $.01 par value.  Authorized
            10,000,000 shares; issued 4,450,000
            shares; outstanding 4,259,800 shares                                     44,500               44,500
       Additional paid-in capital                                                 3,515,699            3,515,699
       Retained earnings                                                          3,748,032            4,071,913
                                                                                -----------            ---------
                                                                                  7,308,231            7,632,112
       Treasury stock, at cost                                                     (317,141)            (317,141)
                                                                                -----------            ---------
            Total stockholders' equity                                            6,991,090            7,314,971
                                                                                -----------            ---------
            Total liabilities and stockholders' equity                          $ 7,079,054            7,415,023
                                                                                ===========            =========

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                   (Unaudited)

                                             Three months ended                 Nine months ended
                                       ---------------------------         ---------------------------
                                         Dec. 31,          Dec. 31,          Dec. 31,          Dec. 31,
                                           2003              2002              2003              2002
                                       ---------         ---------         ---------         ---------

Revenues                               $ 285,708           293,276           900,072           905,741
Cost of services                         137,753           141,799           428,225           436,043
                                       ---------         ---------         ---------         ---------
     Gross margin                        147,955           151,477           471,847           469,698

Selling, general, and
     administrative expenses             293,616           268,531           863,218           814,237
                                       ---------         ---------         ---------         ---------

     Operating loss                     (145,661)         (117,054)         (391,371)         (344,539)

Interest income                           23,525            34,562            72,490           113,573
                                       ---------         ---------         ---------         ---------
     Loss before income tax
        expense (benefit)               (122,136)          (82,492)         (318,881)         (230,966)

Income tax expense (benefit)               1,000             1,000             5,000           (35,000)
                                       ---------         ---------         ---------         ---------

     Net loss                          $(123,136)          (83,492)         (323,881)         (195,966)
                                       =========         =========         =========         =========

Loss per share - basic                 $   (0.03)            (0.02)            (0.08)            (0.05)
                                       =========         =========         =========         =========
Loss per share - diluted               $   (0.03)            (0.02)            (0.08)            (0.05)
                                       =========         =========         =========         =========

Weighted average shares - basic        4,259,800         4,259,800         4,259,800         4,259,800
                                       =========         =========         =========         =========
Weighted average shares - diluted      4,259,800         4,259,800         4,259,800         4,259,800
                                       =========         =========         =========         =========


See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                              Nine months ended
                                                       -----------------------------
                                                        Dec. 31,           Dec. 31,
                                                          2003               2002
                                                       ----------          ---------
Cash flows from operating activities:
     Net loss                                          $ (323,881)          (195,966)
                                                       ----------          ---------
     Adjustments to reconcile net loss to net
            cash used in operating activities:
        Depreciation                                       25,010             25,925
        Deferred income taxes                               2,527                  -
        Changes in assets and liabilities:
            Accounts receivable                            (1,133)             9,213
            Prepaid expenses                               14,144             14,135
            Prepaid and recoverable income taxes            7,464             49,800
            Accounts payable                                 (574)           (27,329)
            Accrued expenses                              (11,514)             7,585
                                                       ----------          ---------
                                                           35,924             79,329
                                                       ----------          ---------
            Net cash used in operating activities        (287,957)          (116,637)
                                                       ----------          ---------
Cash flows from investing activities:
     Capital expenditures                                  (1,792)                 -
                                                       ----------          ---------
            Net cash used in investing activities          (1,792)                 -
                                                       ----------          ---------
Cash flows from financing activities:
     Purchase of treasury stock                                 -            (18,924)
                                                       ----------          ---------
            Net cash used in financing activities               -            (18,924)
                                                       ----------          ---------
Net decrease in cash and cash equivalents                (289,749)          (135,561)

Cash and cash equivalents at beginning of period        7,179,340          7,440,897
                                                       ----------          ---------
Cash and cash equivalents at end of period             $6,889,591          7,305,336
                                                       ==========          =========
Supplemental disclosure of cash flow information:
     Income taxes paid                                 $    3,877              1,058
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

Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the three months and nine months ended December 31, 2003 and 2002:

                                                       Three months ended               Nine months ended
                                                   --------------------------       -------------------------
                                                    12/31/03        12/31/02         12/31/03        12/31/02
                                                   ----------      ----------       ----------     ----------
Numerator:
     Net loss                                      $(123,136)       (83,492)         (323,881)      (195,966)
Denominator:
     Denominator for basic loss per share
        - weighted average shares                   4,259,800      4,259,800         4,259,800      4,259,800
     Effect of dilutive securities:
        Stock options                                       -              -                 -              -
                                                   ----------     ----------        ----------     ----------
     Denominator for diluted
        loss per share                              4,259,800      4,259,800         4,259,800      4,259,800
                                                   ==========     ==========        ==========     ==========
Basic loss per share                                $  (0.03)         (0.02)            (0.08)         (0.05)
                                                   ==========     ==========        ==========     ==========
Diluted loss per share                              $  (0.03)         (0.02)            (0.08)         (0.05)
                                                   ==========     ==========        ==========     ==========

Potentially dilutive common stock equivalents consisting of employee stock options to purchase 1,508,500 and 1,488,500 shares for the three months ended December 31, 2003 and 2002, respectively, and 1,455,167 and 1,489,833 shares for the nine months ended December 31, 2003 and 2002, respectively, were not included in the diluted loss per share calculations because their effect would have been anti-dilutive.

Stock Option Plans

The Company has adopted the "disclosure only" provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, and will continue to use the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for the Company's stock option plans as the exercise price of the Company's stock option grants equaled or exceeded the fair value of the Company's common stock at the date of grant. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards during the three and nine months ended December 31, 2003 and 2002 consistent with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                              Three months ended              Nine months ended
                                                           ------------------------        -------------------------
                                                            12/31/03       12/31/02         12/31/03       12/31/02
                                                           ----------      --------        ----------     ----------
Numerator:
     Net loss                                              $(123,136)       (83,492)         (323,881)      (195,966)
Deduct:  Total stock-based employee
     compensation expense determined under
     fair value method for options granted                   (32,492)      (152,707)          (97,477)      (458,121)
                                                           ---------      ---------         ---------       --------
Pro forma net loss                                         $(155,628)      (236,199)         (421,358)      (654,087)
                                                           =========      =========         =========      =========
Net loss per share:
     Basic and diluted - as reported                       $   (0.03)         (0.02)            (0.08)         (0.05)
                                                           =========      =========         =========      =========
     Basic and diluted - pro forma                         $   (0.04)         (0.06)            (0.10)         (0.15)
                                                           =========      =========         =========      =========

The Financial Accounting Standards Board ("FASB") recently indicated that it will eventually require stock-based employee compensation to be recorded as a charge to earnings. We will monitor the FASB's progress on the issuance of a new standard and its impact on our consolidated financial statements.

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

Results of Operations - Three Months and Nine Months ended December 31, 2003 and 2002

Revenues for the quarterly period ended December 31, 2003 were $285,708 as compared with the $293,276 reported for the three month period ended December 31, 2002. This represents a decrease of approximately 2.6%. Revenues for the nine month period ended December 31, 2003 were approximately 1% lower than revenues during the corresponding period in the prior year.

Cost of services as a percentage of revenues for the three and nine month periods ended December 31, 2003 were 48.2% and 47.6%, respectively. These percentages were marginally lower than the 48.4% and 48.1% of revenues during the comparable periods ended December 31, 2002, respectively.

Selling, general and administrative expenses increased to $293,616 and $863,218 for the three and nine months ended December 31, 2003, respectively, from $268,531 and $814,237 for the three months and nine months ended December 31, 2002, respectively. The increase in selling, general and administrative expenses was caused by an increase in professional fees and increased expenditures relating to the Company's search for a suitable acquisition.

Interest income for the three and nine months ended December 31, 2003 was $23,525 and $72,490, respectively, which was considerably lower than the $34,562 and $113,573 recognized during the three and nine month periods ended December 31, 2002, respectively. These decreases were the result of the continued decreases in prevailing market interest rates.

Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. Income tax expense for the nine months ended December 31, 2003 of $5,000 differs from the income tax benefit derived from applying the statutory rate principally due to an increase in the valuation allowance against deferred tax assets. The Company believes it is more likely than not that the deferred tax assets will not be realized.

Liquidity and Capital Resources

At December 31, 2003, the Company had working capital of $6,927,011 as compared to working capital of $7,227,674 at March 31, 2003. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.

During the nine months ended December 31, 2003, net cash used in operations of $287,957 consisted principally of a net loss of $323,881.

At December 31, 2003, the Company had minimum lease payments due under noncancelable operating leases, exclusive of future escalation charges, of $24,250 for the remainder of fiscal 2004 and $53,000 and $13,000 for the fiscal years ending 2005 and 2006, respectively.

The Company continues its review of strategic alternatives for maximizing shareholder value. Potential acquisitions will be evaluated based on their merits within the Company's current line of business, as well as other fields.

Market Risk

The Company is exposed to market risk related to changes in interest rates. Most of the Company's cash and cash equivalents are invested in commercial paper at variable rates of interest. If there were an adverse change in interest rates of 10%, the expected effect on net income related to our consolidated financial instruments would be immaterial. However, there can be no assurances that interest rates will not significantly affect its results of operations.

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

ITEM 3.  CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this report. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings.

(b)  Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

                           PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a)      Annual Meeting of Shareholders, October 7, 2003

         (b)      Directors to serve one year terms:

                      Gary Gelman
                      Edward M. Elkin, M.D.
                      Peter Gutmann

         (c)      Election of Directors

                      Gary Gelman               4,448,392 for   15,480 withheld
                      Edward M. Elkin, M.D.     4,448,392 for   15,480 withheld
                      Peter Gutmann             4,448,392 for   15,480 withheld

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification

                  Exhibit 31.2   Rule 13a-14(a)/15d-14(a) Certification

                  Exhibit 32.1   Section 1350 Certification

                  Exhibit 32.2   Section 1350 Certification

         (b) The following report on Form 8-K was filed during the quarter ended December 31, 2003:

                  On November 12, 2003, a Form 8-K was filed by the Company under "Item 9. Regulation FD Disclosure."

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AMERICAN CLAIMS EVALUATION, INC.



Date: February 9, 2004                 By: /s/ Gary Gelman
                                           ---------------
                                           Gary Gelman
                                           Chairman of the Board,
                                           President and Chief Executive Officer


Date: February 9, 2004                 By: /s/ Gary J. Knauer
                                           -----------------------------------
                                           Gary J. Knauer
                                           Chief Financial Officer, Treasurer