Form 10KSB
period 2004-03-31
AMERICAN CLAIMS EVALUATION INC
filed 2004-06-28
CIK 774517

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    For the fiscal year ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the transition period from to ____

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ending March 31, 2004 were $1,190,921.

On June 21, 2004, the aggregate market value of the registrant's common stock held by non-affiliates was $2,572,702. For purposes of this disclosure, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control with the issuer.

The number of shares of the registrant's common stock outstanding on June 21, 2004 was 4,859,800.

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

RPM provides vocational rehabilitation services to the Washington State Department of Labor & Industries ("L&I"). During 2001, L&I eliminated the process of awarding contracts to qualifying firms in favor of a new system which created the opportunity for any firm or individual meeting L&I's requirements to provide services. To be eligible under this new system, a provider must only meet certain business practice standards and consultant credentialing criteria without the necessity of being awarded a contract. All RPM consultants have been transitioned into the new system and have until December 1, 2006 to meet the credentialing standards. The Company has instituted a program to assure that all consultants not currently meeting L&I's credentialing requirements will do so by the imposed deadline. For the year ended March 31, 2004, L&I accounted for 43% of the Company's revenues.

Marketing and Advertising

The President of the Company and the President of RPM are responsible for the Company's sales and marketing program. In addition to direct contact with leading health care payers, the Company advertises its services in trade magazines.

Competition

The vocational rehabilitation field is highly competitive. The Company competes with a number of businesses that provide the same services. Many of these competitors have a longer operating history, greater financial resources, and provide other services to insurance companies that the Company does not provide.

Principal competitors in vocational rehabilitation include national firms, such as Concentra, Inc. and Crawford & Company, as well as many regional firms. Quality of service, high caliber consultants, proper pricing and range of services offered are the principal factors that will enable the Company to compete effectively.

Employees

As of March 31, 2004, the Company had fifteen full-time employees and nine part-time employees. Of these full-time employees, three were in management, nine were vocational rehabilitation consultants and three were in administration.

Item 2.  Description of Property.

The Company leases approximately 2,700 square feet of space at its executive office in Jericho, New York under a lease, as extended, which expires in September 2004. RPM leases approximately 3,300 square feet of office space in Spokane, Washington under a lease, as extended, which expires in June 2005. RPM also maintains an office in Moses Lake, Washington, which is leased on a month-to-month basis.

The Company believes that its existing facilities are adequate to meet its present needs. However, should the Company require additional space it is assumed that such space will be available.

Item 3.  Legal Proceedings.

The Company is not engaged in any litigation.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2004.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The Company's common stock, par value $.01 (the "Shares"), trades on the Nasdaq SmallCap Market under the symbol "AMCE".

The following table sets forth the range of high and low sales prices for the Company's Shares for each quarter during the period April 1, 2002 through March 31, 2004:

                                                     High              Low
                                                    -------           --------
              Fiscal 2003:

                    4/01/02 - 6/30/02                2.19              1.35
                    7/01/02 - 9/30/02                1.85              1.33
                   10/01/02 - 12/31/02               1.80              1.40
                    1/01/03 - 3/31/03                1.70              1.34

              Fiscal 2004:

                    4/01/03 - 6/30/03                1.93              1.40
                    7/01/03 - 9/30/03                1.70              1.37
                   10/01/03 - 12/31/03               3.95              1.30
                    1/01/04 - 3/31/04                4.00              2.22

The number of holders of the Company's Shares was approximately 656 on March 31, 2004, computed by the number of record holders, inclusive of holders for whom Shares are being held in the name of brokerage houses and clearing agencies.

The Company has never paid a cash dividend and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, for use in its business.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations

For the fiscal year ended March 31, 2004 ("Fiscal 2004"), revenue from vocational rehabilitation services totaled $1,190,921 consistent with the $1,197,700 reported for the fiscal year ended March 31, 2003 ("Fiscal 2003"). Revenue for Fiscal 2003 had experienced a 5.0% decrease from the $1,260,913 generated in the fiscal year ended March 31, 2002 ("Fiscal 2002").

The cost of vocational rehabilitation services was 47.9% of revenues for Fiscal 2004 as compared to 47.8% of revenues for Fiscal 2003. During Fiscal 2002, the cost of vocational rehabilitation services was 49.1% of revenues. The cost of services as a percentage of revenues in Fiscal 2003 had decreased as a result of the decrease in revenue from case management services that incurred higher fees than the Company's traditional vocational rehabilitation services.

Selling, general and administrative expenses were $1,182,194 and $1,474,350 in Fiscal 2004 and Fiscal 2003, respectively. During the fourth quarter of the year ended March 31, 2003, the Company had performed an annual impairment testing of goodwill as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As a result of this test, the Company concluded its goodwill was impaired due to its continued operating losses and decreases in market capitalization. Specifically, the fair value of the Company at the consolidated level based on its market capitalization was compared to its carrying value. This process indicated that the Company's carrying value exceeded its fair value. The fair value was then allocated to all of the Company's assets and liabilities. There was no excess fair value over the fair value allocated to the Company's net assets indicating that goodwill was impaired. As a result, the Company recorded a non-cash charge of $371,536 to operations to reflect this impairment of goodwill during Fiscal 2003.

Interest income decreased to $93,173 during Fiscal 2004, as compared to interest income of $144,479 for Fiscal 2003 as a direct result of continued decreases in prevailing market interest rates and a decrease in the amount of cash available for investment purposes.

Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. Income tax expense for Fiscal 2004 of $6,000 differs from the income tax benefit derived from applying the statutory rate principally due to an increase in the valuation allowance against deferred tax assets. Although the Company incurred operating losses in Fiscal 2004, it is still subject to state taxes based on capital. The Company believes it is more likely than not that the deferred tax assets will not be realized. During Fiscal 2003, the Company recognized an income tax benefit of $34,000 as a result of the utilization of Federal tax operating loss carrybacks related to operating losses incurred, net of state taxes. As of March 31, 2004, the Company has net operating loss and capital loss carryforwards of $720,000 and $467,000, respectively, which will be available to reduce future taxable income.

Liquidity and Capital Resources

The Company's primary source of cash is internally generated funds. At March 31, 2004, the Company had working capital of $6,784,468 as compared to working capital of $7,227,674 at March 31, 2003.

During Fiscal 2004, operating activities used cash of $413,628, primarily due to its operating loss. The Company used $1,792 in its investing activities for capital expenditures during the year ended March 31, 2004.

The Company continues its review of strategic alternatives for maximizing shareholder value. Potential acquisitions will be evaluated based on their merits within its current line of business, as well as other fields.

Management believes that the Company has sufficient cash resources and working capital to meet its capital resource requirements for the foreseeable future.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to the Company.

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. The Company will continue to follow the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148. The FASB recently indicated that it will eventually require stock-based employee compensation to be recorded as a charge to earnings. The proposed statement would be applied prospectively to fiscal years beginning after December 15, 2004. The Company will continue to monitor the FASB's progress on the issuance of a new standard and its impact on the Company's consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation Number 46-R ("FIN 46-R"), Consolidation of Variable Interest Entities. FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that there are currently no material arrangements that meet the definition of a variable interest entity which would require consolidation.

The Company has adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Among other things, it specifically requires that mandatorily redeemable instruments, such as redeemable preferred stock, be classified as a liability. Initial and subsequent measurements of the instruments differ based on the characteristics of each instrument and as provided for in the statement. The adoption of SFAS No.150 had no impact on the Company's financial condition.

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

Forward-Looking Statements

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

Item 7.  Financial Statements.

The financial statements required by this Item are set forth at the pages indicated in Item 13 on page 14 of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this report. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation. Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The executive officers and directors of the Company are as follows:

      Name                          Age               Position
      ----                          ---               --------
      Gary Gelman                   57                Chairman of the Board,
                                                      President and
                                                      Chief Executive Officer

      Gary J. Knauer                44                Chief Financial Officer,
                                                      Treasurer and Secretary

      Edward M. Elkin, M.D.         65                Director

      Peter Gutmann                 75                Director

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

The Company does not presently have an Audit Committee member who meets the definition of an Audit Committee financial expert as defined in the applicable Securities and Exchange Commission regulations. However, the Company believes that its Audit Committee members possess an understanding of GAAP and financial statements in relation to: a) the size of the Company, b) the scope of the Company's operations and c) the complexity of its financial statements and accounting.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Federal securities laws, the Company's directors, its executive officers and any person holding more than 10% of the Company's Shares are required to report their ownership of the Company's Shares and any changes in that ownership to the Securities and Exchange Commission ("SEC") on the SEC's Forms 3, 4 and 5. Based on its review of the copies of such forms it has received, the Company believes that all officers, directors and owners of greater than 10% of the Company's equity securities complied on a timely basis with all filing requirements applicable to them with respect to transactions during Fiscal 2004. One director, Edward M. Elkin, has failed to file one Form 4 with regard to two trades. He is in the process of correcting such deficiency.

Item 10.  Executive Compensation.

The following table sets forth all compensation paid or accrued to the Company's Chief Executive Officer and another executive officer for each of the Company's last three fiscal years. No other executive officer had total annual salary and bonus which exceeded $100,000 during the fiscal year ended March 31, 2004.

                           SUMMARY COMPENSATION TABLE

                                                                                Long-Term
                                                                               Compensation
                                            Annual Compensation                   Awards
                                -------------------------------------------     ----------
                                                                                 Securities
Name and                                                Other Annual             Underlying         All Other
Principal           Fiscal         Salary     Bonus     Compensation              Options       Compensation
Position             Year            ($)       ($)         ($) (1)                 (#)               ($)(2)
-----------         ------      ------------- --------- -------------------     ------------        ---------
Gary Gelman          2004        $244,311       -             -                  100,000             $2,514
 Chairman,           2003         244,311       -             -                  500,000              2,496
 President           2002         244,311       -             -                       -               2,546
 and CEO
Gary J. Knauer       2004        $119,881       -             -                   30,000             $1,810
 Treasurer,          2003         111,462       -             -                   50,000              1,672
 Secretary           2002         106,081       -             -                       -               1,340
 and CFO

(1) The aggregate amount of all perquisites and other personal benefits paid were not greater than either $50,000 or 10% of the total annual salary and bonus reported for the respective officers.

(2) Consists of matching contributions made by the Company under the 401(k) plan for the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

Code of Ethics

The Company has adopted a Code of Ethics (the "Code of Ethics") that applies to its Chief Executive Officer, Chief Financial Officer, Directors and employees. The Code of Ethics is attached as an Exhibit to this Annual Report. Any amendments or waivers to the Code of Ethics will be promptly disclosed as required by applicable laws, rules and regulations of the SEC.

Compensation Plans

The following describes plans adopted by the Company pursuant to which cash or non-cash compensation was paid or distributed during the years ended March 31, 2004, 2003 and 2002 or pursuant to which such compensation may be distributed in the future, to the Chief Executive Officer and another executive officer.

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

Stock Option Plans

In July 1985, the Company's Board of Directors adopted the 1985 Stock Option Plan (the "1985 Plan"). The 1985 Plan has expired, except as to options outstanding (consisting of 27,500 options outstanding at March 31, 2004), and no additional options may be granted.

In March 1991, the Board of Directors adopted the Company's 1991 Stock Option Plan (the "1991 Plan") and in October 1991, the shareholders of the Company ratified, approved and adopted the 1991 Plan. The 1991 Plan has also expired, except as to options outstanding (consisting of 40,000 options at March 31, 2004), and no additional options may be granted.

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

At March 31, 2004, 15,000 and 44,000 options were available for grant under the 1997 Plan and 2000 Plan, respectively.

Under both the 1997 Plan and 2000 Plan, either incentive stock options or nonstatutory options may be granted as an incentive to key employees (including directors and officers who are key employees), non-employee directors, independent contractors and consultants of the Company and to offer an additional inducement in obtaining the services of such individuals.

The exercise price of the Shares under each option is determined by a committee appointed by the Board of Directors; provided, however, that the exercise price shall not be less than the fair market value of the Shares on the date of the grant. The term of each option granted pursuant to the 1997 and 2000 Plans is established by the committee appointed by the Board of Directors, in its sole discretion, provided that the term shall not exceed ten years from the date of the grant.

On October 7, 2003, the Company granted options to purchase a total of 100,000 Shares under the 2000 Plan and 30,000 Shares under the 1997 Plan at an exercise price of $1.70 per Share to the Company's executive officers. On March 3, 2004, the Company extended the grant period on 5,000 Shares previously issued under the 1985 Plan originally scheduled to expire in March 2004 for an additional five years.

On June 16, 2004, the Chief Executive Officer exercised options to purchase a total of 600,000 Shares under the 2000 Plan for $1,070,000.

All of the Company's Plans provide that the number of Shares subject thereto and the outstanding options and their exercise prices are to be appropriately adjusted for mergers, consolidations, recapitalizations, stock dividends, stock splits or combinations of shares.

The current option committee appointed by the Board of Directors to administer the Company's stock option plans consists of Messrs. Gelman, Gutmann and Elkin. The Board of Directors may at any time terminate or from time to time amend or alter any of the existing stock option plans.

                        Option Grants in Last Fiscal Year

                                    Number of                 % of Total
                                    Securities                Options
                                    Underlying                Granted to        Exercise
                                    Options                   Employees         Price               Expiration
Name                                Granted (#)               in Fiscal Year    ($/sh)              Date
----------------                    -----------               --------------    ---------           ----------
Gary Gelman                         100,000                         76.9%       $1.70               10/07/2013
Gary J. Knauer                       30,000                         23.1%       $1.70               10/07/2013

    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

The following table summarizes the number and dollar value of unexercised stock options at March 31, 2004 for the Named Executive Officers:

                          Shares           Value            Number of Securities              Value of Unexercised
                         Acquired         Realized         Underlying Unexercised             In-the-Money Options
Name                  on Exercise (#)       ($)            Options at FY-End (#)                at FY-End ($)(1)
-------------------- ------------------ ------------- --------------------------------- ---------------------------------
                                                       Exercisable    Unexercisable      Exercisable    Unexercisable
                                                       -----------    -------------      -----------    -------------
Gary Gelman                  -               -           1,150,000            -           $1,779,000              -
Gary J. Knauer               -               -             126,250       73,750             $141,200       $113,300

(1) The closing price of the Company's Shares on March 31, 2004 as reported by the Nasdaq SmallCap Market was $3.36 per Share.

Employment Agreements

Mr. Gelman's employment agreement with the Company provides for him to be employed as Chairman of the Board of Directors and Chief Executive Officer at an annual salary of $238,800, plus sick and vacation pay of approximately $6,000. In addition, Mr. Gelman is entitled to participate in all employee benefit programs and other policies and programs of the Company. Mr. Gelman is not required to devote any specific number of hours to the business of the Company. He is subject to a non-competition and non-disclosure covenant for a period of two years following termination of employment with the Company.

Director Compensation

The Company's policy is to pay its non-employee directors an annual fee of $1,000 and a uniform fee of $500 for each Board of Directors' meeting and/or Audit Committee meeting attended in person.

Item   11. Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters.

The following table and notes thereto set forth information regarding the beneficial ownership of the Company's Shares as of June 21, 2004 by (i) each person known by the Company to be the beneficial owner of more than 5% of such voting security, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group. The percentages have been calculated by taking into account all Shares owned on such date as well as all such Shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the Shares owned.

                                                  Amount and Nature
Name and Address                                    of Beneficial              Percent of
of Beneficial Owner                               Ownership (1) (4)             Class (1)
-------------------                            ----------------------         ------------
Gary Gelman (2)                                       3,446,400                   63.7%
Peter Gutmann (2)                                       116,000 (3)               2.4%
Edward M. Elkin, M.D. (2)                                76,000                   1.5%
Gary J. Knauer (2)                                      126,250                   2.5%
J. Morton Davis                                         388,024 (5)               8.0%
Kinder Investments, L.P.                                292,500 (6)               6.0%
All executive officers and directors
   as a group (four persons)                          3,764,650                   66.3%


(1) Based on a total of 4,859,800 Shares issued and outstanding and 822,250 Shares issuable upon the exercise of presently exercisable stock options by persons described in the preceding table.

(2)  Address is c/o the Company, One Jericho Plaza, Jericho, NY 11753.

(3) Includes 4,000 Shares owned by the wife of Mr. Gutmann, as to which beneficial ownership is disclaimed by Mr. Gutmann.

(4) Includes the presently exercisable portions of outstanding stock options (aggregating 822,250 Shares) which, in the case of Messrs. Gelman, Gutmann, Elkin, and Knauer are 550,000, 70,000, 76,000 and 126,250 Shares,
     respectively.

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

                      Equity Compensation Plan Information

                                                                                         Number of securities
                                Number of securities                                   remaining available for
                                 to be issued upon          Weighted-average         future issuance under equity
                                    exercise of             exercise price of             compensation plans
                                outstanding options        outstanding options          (excluding securities
                                warrants and rights,       warrants and rights,        reflected in column (a))
      Plan category                     (a)                        (b)                           (c)
---------------------------   -------------------------  ------------------------   -------------------------------
Equity compensation
plans approved by
security holders                             1,508,500                     $1.89                            59,000

Equity compensation
plans not approved by
security holders                                     0                       N/A                                 0

             Total                           1,508,500                     $1.89                            59,000



Item 12.  Certain Relationships and Related Transactions.

None.

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K.

Documents filed with this report

        1.    Financial Statements:
              --------------------

              Report of Independent Registered Public Accounting Firm

              Consolidated Balance Sheets as of March 31, 2004 and 2003

              Consolidated Statements of Operations for the years ended March 31, 2004 and 2003

              Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the years ended March 31, 2004 and 2003

              Consolidated Statements of Cash Flows for the years ended March 31, 2004 and 2003

              Notes to Consolidated Financial Statements

              Financial Statement Schedules
              -----------------------------
              Financial statement schedules have been omitted because the required information is inapplicable or because the information is presented in the financial statements or related notes.

        2.    Exhibits
              --------
              10     Lease Extension and Modification Agreement dated June 4,
                     2004 between Chasco Company as landlord and the Company as tenant with respect to the premises at One Jericho Plaza,
                     Jericho, New York
              14     Code of Ethics
              23     Consent of Independent Auditors
              31.1   Rule 13a-14(a)/15d-14(a) Certification
              31.2   Rule 13a-14(a)/15d-14(a) Certification
              32.1   Section 1350 Certification of Chief Executive Officer
              32.2   Section 1350 Certification of Chief Financial Officer

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

        The following were filed as exhibits to the Company's Registration Statement on Form S-18 (File No. 2-99625-NY) and are incorporated by reference herein:

        3.1   Certificate of Incorporation of the Company as amended.
        10.3  1985 Stock Option Plan.

        The following were filed as exhibits to the Company's Registration Statement on Form S-3 (File No. 33-40200) and are incorporated by reference herein:

        3.2   By-Laws of the Company.
        10.5  1991 Stock Option Plan.

Reports on Form 8-K

       The following report on Form 8-K was filed during the quarter ended March 31, 2004:

       On February 6, 2004, a Form 8-K was filed by the Company under "Item 9. Regulation FD Disclosure."

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed for the fiscal years ended March 31, 2004 and 2003 for professional services rendered by KPMG LLP for the audit of the annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB were $32,000 and $26,000, respectively.

Tax Fees.

The Company did not engage KPMG LLP to provide tax services to the Company during the fiscal year ended March 31, 2004.

All Other Fees.

The Company did not engage KPMG LLP to provide professional services to the Company regarding financial information systems design and implementation during the fiscal year ended March 31, 2004.

Audit Committee Pre-Approval and Permissible Non-Audit Services of Independent Auditors

The Audit Committee, consisting of Messrs. Elkin and Gutmann, is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

The Audit Committee pre-approved 100% of the Company's fiscal 2004 audit fees and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        AMERICAN CLAIMS EVALUATION, INC.


                                         By: /s/ Gary Gelman
                                            ----------------------
                                             Gary Gelman
                                             Chairman of the Board, President
                                             and Chief Executive Officer

DATE:   June 21, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES                                     TITLE                                  DATE
----------                                     -----                                  ----
 /s/ Gary Gelman
------------------------------------     Chairman of the Board,                    June 21, 2004
Gary Gelman                              President and Chief
                                         Executive Officer
                                         (Principal Executive Officer)


 /s/ Gary J. Knauer
-------------------------------------    Chief Financial Officer,                  June 21, 2004
Gary J. Knauer                           Treasurer (Principal Financial
                                         and Accounting Officer)
                                         and Secretary


 /s/ Edward M. Elkin                     Director                                  June 21, 2004
------------------------------------
Edward M. Elkin, M.D.


 /s/ Peter Gutmann                       Director                                  June 21, 2004
-------------------------------------
Peter Gutmann

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                               Table of Contents

                                                                                                        Page
Report of Independent Registered Public Accounting Firm                                                 F-1

Consolidated Financial Statements:

  Consolidated Balance Sheets as of March 31, 2004 and 2003                                             F-2

  Consolidated Statements of Operations for the years ended March 31, 2004 and 2003                     F-3

  Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the years
    ended March 31, 2004 and 2003                                                                       F-4

  Consolidated Statements of Cash Flows for the years ended March 31, 2004 and 2003                     F-5

  Notes to Consolidated Financial Statements                                                            F-6

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
American Claims Evaluation, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheets of American Claims Evaluation, Inc. and subsidiary as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Claims Evaluation, Inc. and subsidiary as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets as of April 1, 2002.


                                      /s/  KPMG LLP
                                      [GRAPHIC OMITTED]





June 7, 2004

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                          Consilidated Balance Sheets

                            March 31, 2004 and 2003

                          ASSETS                                         2004               2003
                                                                     -----------        -----------
Current assets:
  Cash and cash equivalents                                          $ 6,763,920          7,179,340
  Accounts receivable (net of allowance for doubtful
    accounts of $1,000 in 2004 and 2003)                                 125,697            101,597
  Prepaid expenses                                                        35,930             35,526
  Prepaid and recoverable income taxes                                       272              8,736
  Deferred income taxes                                                       --              2,527
                                                                     -----------        -----------
           Total current assets                                        6,925,819          7,327,726

Property and equipment, net                                               55,917             87,297
                                                                     -----------        -----------
               Total assets                                          $ 6,981,736          7,415,023
                                                                     ===========        ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                   $    44,357             14,852
  Accrued expenses                                                        96,994             85,200
                                                                     -----------        -----------
              Total current liabilities                                  141,351            100,052
                                                                     -----------        -----------
Commitments (note 7)

Stockholders' equity:
  Common stock, $0.01 par value. Authorized 10,000,000 shares;
     issued 4,450,000 shares; outstanding 4,259,800 shares                44,500             44,500
  Additional paid-in capital                                           3,515,699          3,515,699
  Retained earnings                                                    3,597,327          4,071,913
                                                                     -----------        -----------
                                                                       7,157,526          7,632,112
  Treasury stock, at cost                                               (317,141)          (317,141)
                                                                     -----------        -----------
       Total stockholders' equity                                      6,840,385          7,314,971
                                                                     -----------        -----------
       Total liabilities and stockholders' equity                    $ 6,981,736          7,415,023
                                                                     ===========        ===========

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consilidated Statements of Operations

                       Years ended March 31, 2004 and 2004




                                                                2004               2003
                                                            -----------        -----------
Revenues                                                    $ 1,190,921          1,197,700
Cost of services                                                570,486            572,663
                                                            -----------        -----------
             Gross margin                                       620,435            625,037
Selling, general, and administrative expenses                 1,182,194          1,474,350
                                                            -----------        -----------

             Operating loss                                    (561,759)          (849,313)
Other income:
  Interest income                                                93,173            144,479
                                                            -----------        -----------
             Loss before income tax expense (benefit)          (468,586)          (704,834)
Income tax expense (benefit)                                      6,000            (34,000)
                                                            -----------        -----------
             Net loss                                       $  (474,586)          (670,834)
                                                            ===========        ===========
Loss per share - basic                                      $     (0.11)             (0.16)
Loss per share - diluted                                    $     (0.11)             (0.16)
Weighted average shares - basic                               4,259,800          4,259,800
Potential dilutive shares                                            --                 --
                                                            -----------        -----------
Weighted average shares - diluted                             4,259,800          4,259,800
                                                            ===========        ===========

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity and Comprehensive Loss
                       Years ended March 31, 2004 and 2003



                                                                    ACCUMULATED
                                 COMMON STOCK         ADDITIONAL       OTHER                      TREASURY STOCK          TOTAL
                             ---------------------     PAID-IN     COMPREHENSIVE   RETAINED     -------------------    STOCKHOLDERS'
                               SHARES    PAR VALUE     CAPITAL     INCOME (LOSS)   EARNINGS     SHARES      AMOUNT        EQUITY
                             ---------   ---------    ---------    -------------  ----------    -------   ---------     ---------
Balance at March 31, 2002    4,450,000   $  44,500    3,515,699          --        4,742,747    176,500   $(298,217)    8,004,729
Comprehensive loss:
  Net loss                          --          --           --          --         (670,834)        --          --      (670,834)
                                                                                                                        ---------
      Total comprehensive
      loss                                                                                                               (670,834)
                                                                                                                        ---------
Purchase of common stock            --          --           --          --               --     13,700     (18,924)      (18,924)
                             ---------   ---------    ---------       --------     ---------    -------   ---------     ---------
Balance at March 31, 2003    4,450,000      44,500    3,515,699          --        4,071,913    190,200    (317,141)    7,314,971
Comprehensive loss:
  Net loss                                                                          (474,586)                            (474,586)
                                                                                                                        ---------
      Total comprehensive
      loss                                                                                                               (474,586)
                                                                                                                        ---------
Balance at March 31, 2004    4,450,000   $  44,500    3,515,699          --        3,597,327    190,200   $(317,141)    6,840,385
                             =========   =========    =========       ========     =========    =======   =========     =========


See accompanying notes to consolidated financial statements.

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                      Years ended March 31, 2004 and 2003

                                                             2004               2003
                                                         -----------        -----------
Cash flows from operating activities:
  Net loss                                               $  (474,586)         (670,834)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Goodwill impairment                                         --           371,536
      Depreciation and amortization                           33,172            34,427
      Deferred income taxes                                    2,527                --
      Changes in assets and liabilities:
        Accounts receivable                                  (24,100)           (2,026)
        Prepaid expenses                                        (404)           (2,197)
        Prepaid and recoverable income taxes                   8,464            50,799
        Accounts payable                                      29,505           (19,959)
        Accrued expenses                                      11,794            (4,379)
                                                         -----------        ----------
          Net cash used in operating activities             (413,628)         (242,633)
                                                         -----------        ----------
Cash flows from investing activities:
  Capital expenditures                                        (1,792)               --
                                                         -----------        ----------
      Net cash provided by investing activities               (1,792)               --
                                                         -----------        ----------
Cash flows from financing activities:
  Purchase of treasury stock                                      --           (18,924)
                                                         -----------        ----------
      Net cash used in investing activities                       --           (18,924)
                                                         -----------        ----------
      Net decrease in cash and cash equivalents             (415,420)         (261,557)
Cash and cash equivalents - beginning of year              7,179,340         7,440,897
                                                         -----------        ----------
Cash and cash equivalents - end of year                  $ 6,763,920         7,179,340
                                                         ===========        ==========
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Income taxes                                      $     3,877             1,058

See accompanying notes to consolidated financial statements.

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                            March 31, 2004 and 2003

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

(d)    CASH AND CASH EQUIVALENTS

       All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash equivalents are comprised of short-term commercial paper of $6,703,687 and $6,997,521 as of March 31, 2004 and 2003, respectively.

(e)    PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets.

(f)    GOODWILL

       Effective April 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, which required that the amortization of goodwill be replaced with periodic tests of the goodwill's impairment at the reporting unit level. If an indication of impairment exists, the Company is required to determine if such reporting unit's implied fair value is less than the carrying value in order to determine the amount, if any, of the impairment loss required to be recorded.

       During the fourth quarter of the year ended March 31, 2003, the Company performed its annual impairment testing of goodwill as required by SFAS No. 142. As a result of this test, the Company concluded its goodwill was impaired due to its continued operating losses and decreases in market capitalization. Specifically, the fair value of the Company at the consolidated level based on its market capitalization was compared to its carrying value. This process indicated that the Company's carrying value exceeded its fair value. The fair value was then allocated to all of the Company's assets and liabilities. There was no excess fair value over the fair value allocated to the Company's net assets indicating that goodwill had been impaired. As a result, the Company recorded a noncash charge of $371,536 to operations to reflect this impairment of goodwill which was included in selling, general, and administrative expenses in the accompanying statements of operations for the year ended March 31, 2003.



                                       F-6                           (Continued)

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2004 and 2003


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

(h)    EARNINGS (LOSS) PER SHARE

       Basic earnings (loss) per share is computed on the weighted average common shares outstanding. Diluted earnings (loss) per share reflects the maximum dilution from potential common shares issuable pursuant to the exercise of stock options, if dilutive, outstanding during each period. Employee stock options totaling 1,508,500 and 1,488,500 for the years ended March 31, 2004 and 2003, respectively, were not included in the diluted loss per share calculations because their effect would have been anti-dilutive.

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


(k)    STOCK OPTION PLANS


       The Company has adopted the "disclosure only" provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and will continue to use the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for the Company's stock option plans as the exercise price of our stock option grants equaled or exceeded the fair value of our common stock at the date of grant. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards during the years ended March 31, 2004 and 2003 consistent with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:


                                       F-7                           (Continued)

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2004 and 2003


                                            2004                 2003
                                        -----------          -----------
Net loss:
  As reported                           $ (474,586)            (670,834)
  Pro forma                               (614,155)          (1,281,662)
Basic loss per share:
  As reported                                (0.11)               (0.16)
  Pro forma                                  (0.14)               (0.30)
Diluted loss per share:
  As reported                                (0.11)               (0.16)
  Pro forma                                  (0.14)               (0.30)



       The fair value of each stock option grant was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended March 31, 2004: expected dividend yield 0%; expected option lives of 7.4 years; risk-free interest rate of 4.26%; and expected volatility of 50%. The weighted average fair value of options granted during the year ended March 31, 2004 was $1.02.

(l)    RECENT ACCOUNTING PRONOUNCEMENTS

       In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.The Company will continue to follow the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148. The FASB recently indicated that it will eventually require stock-based employee compensation to be recorded as a charge to earnings. The proposed statement would be applied prospectively to fiscal years beginning after December 15, 2004. The Company will continue to monitor the FASB's progress on the issuance of a new standard and its impact on the Company's consolidated financial statements.

       In December 2003, the FASB issued FASB Interpretation Number 46-R (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that there are currently no material arrangements that meet the definition of a variable interest entity which would require consolidation.

       The Company has adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, (SFAS No. 150). SFAS No. 150 established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Among other things, it specifically requires that mandatorily redeemable instruments, such as redeemable preferred stock, be classified as a liability. Initial and subsequent measurements of the


                                 F-8                                 (Continued)

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2004 and 2003


       instruments differ based on the characteristics of each instrument and as provided for in the statement. The adoption of SFAS No. 150 had no impact on the Company's financial condition.


(2)    PROPERTY AND EQUIPMENT

       Property and equipment at March 31, 2004 and 2003 consists of the following:

                                                                                  ESTIMATED
                                           2004                2003              USEFUL LIFE
                                        ---------           ---------          ---------------
Equipment                               $ 195,081            193,289               5 years
Furniture and fixtures                     72,366             72,366            5 to 10 years
                                        ---------            -------
                                          267,447            265,655
Less accumulated depreciation             211,530            178,358
                                        ---------            -------
                                        $ 55,917              87,297
                                        =========            =======


       Depreciation expense for the years ended March 31, 2004 and 2003 amounted to $33,172 and $34,427, respectively.

(3)    INCOME TAXES

       Income tax expense (benefit) for the years ended March 31, 2004 and 2003 is comprised of the following:

                                                      YEAR ENDED MARCH 31
                                                  ---------------------------
                                                    2004               2003
                                                  --------           --------
Current:
  Federal                                         $    --            (36,000)
  State                                             3,473              2,000
                                                  -------            -------
                                                    3,473            (34,000)
Deferred:
  Federal                                           2,527                 --
                                                  -------            -------
                                                  $ 6,000            (34,000)
                                                  =======            =======


                                 F-9                                 (Continued)

                AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2004 and 2003


       Total income tax expense (benefit) differed from that which would have resulted when applying the statutory Federal income tax rate as a result of the following items:


                                                                       YEAR ENDED MARCH 31
                                             --------------------------------------------------------------------------
                                                            2004                                    2003
                                             ---------------------------------   --------------------------------------
Expected income tax benefit
  at the statutory Federal
  tax rate                                   $    (159,000)           (34)%            $(240,000)             (34)%
Goodwill impairment                                     --             --                127,000               18
Increase in valuation allowance                    164,000             35                 78,000               11
State taxes, net of Federal tax
  benefit                                            1,000             --                  1,000               --
                                             ---------------    --------------    -------------------    --------------
    Actual income tax
    expense (benefit)                        $       6,000              1%              $(34,000)              (5)%
                                             ===============    ==============    ===================    ==============


       The tax effects of temporary differences comprising the Company's deferred income tax assets at March 31, 2004 and 2003 are as follows

                                               2004                2003
                                           -------------       ------------
Deferred tax assets
  Capital loss carryforwards                 $ 159,000            159,000
  Net operating loss carryforwards             242,000             78,000
  Depreciation                                      --              2,527
  Valuation allowance                         (401,000)          (237,000)
                                           -------------       ------------
                                             $      --              2,527
                                           =============       ============


       At March 31, 2004, the Company had net operating and capital loss carryforwards of approximately $720,000 and $467,000, respectively, for Federal income tax purposes which will be available to reduce future taxable income. The utilization of such net operating losses (NOLs) and capital losses is subject to certain limitations under Federal income tax laws. Capital losses may only be used to offset future capital gains. NOLs and capital losses are scheduled to expire in various years ending through March 31, 2023 and March 31, 2007, respectively.



       Based upon the uncertainty of whether the Company's NOLs and capital loss carryforwards may ultimately be utilized prior to their respective expirations, increases in valuation allowances of $164,000 were recorded during 2004. Benefits currently considered unrealizable could be adjusted in the future if estimates of future taxable income during the carryforward period are revised.


(4)    MAJOR CUSTOMERS

       The Company has one customer, Washington State Department of
       Labor & Industries, that accounted for 43% and 55% of revenues during the years ended March 31, 2004 and 2003, respectively. The Company has another customer that accounted for 17% and 10% of revenues for the years ended March 31, 2004 and



                                F-10                                 (Continued)

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31,2004 and 2003

       2003, respectively. Revenues from a third customer comprised 11% of revenues for the year ended March 31, 2004.


(5)    STOCK OPTIONS

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

       Changes in the options outstanding during the years ended March 31, 2004 and 2003 are summarized in the following table:

                                          NUMBER OF             AVERAGE
                                           SHARES            EXERCISE PRICE
                                         -------------      -------------------
Outstanding - March 31, 2002               884,500                2.05
  Options granted                          606,000                1.80
  Options forfeited                         (2,000)               2.25
                                         -------------
Outstanding - March 31, 2003             1,488,500                1.95
  Options granted                          130,000                1.70
  Options forfeited                       (110,000)               2.48
                                         -------------
Outstanding - March 31, 2004             1,508,500                1.89
                                         =============


       As of March 31, 2004, 15,000 and 44,000 options were available for grant under the 1997 Plan and 2000 Plan, respectively.

                                F-11                                 (Continued)

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                            March 31, 2004 and 2003

       The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at March 31, 2004:

                                                                              WEIGHTED
                                                                               AVERAGE            WEIGHTED
                                                                            EXERCISE PRICE        AVERAGE
                                           NUMBER OF OPTIONS                OF EXERCISABLE    CONTRACTUAL LIFE
  EXERCISE PRICE                   OUTSTANDING            EXERCISABLE          OPTIONS            REMAINING
------------------              -----------------        -------------     ------------------  -----------------
      $1.25                          300,000                300,000            $  1.25             3 years
  $1.70 - $1.88                      766,000                698,500               1.80             8 years
  $2.10 - $2.56                      442,500                436,250               2.49             6 years
                                  ------------           ------------
                                   1,508,500              1,434,750               1.89             7 years
                                  ============           ============

                                F-12                                 (Continued)

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2004 and 2003


(6)    RETIREMENT PLAN

       The Company sponsors a retirement plan pursuant to Section 401(k) of the Internal Revenue Code (the Code) for all employees meeting certain service requirements. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code. The plan provides for a matching contribution by the Company which amounted to $11,929 and $12,626 for the years ended March 31, 2004 and 2003, respectively.

(7)    COMMITMENTS

       Rental expense under noncancelable operating leases for office space amounted to $141,996 and $139,019 for the years ended March 31, 2004 and 2003, respectively. Minimum lease payments under noncancelable operating leases, exclusive of future escalation charges, as of March 31, 2004 are as follows:

                      2005                            $          70,000
                      2006                                       13,000
                                                      -----------------
                   Total minimum lease payments       $          83,000
                                                      =================