Form 10QSB
period 2004-06-30
AMERICAN CLAIMS EVALUATION INC
filed 2004-08-20
CIK 774517

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (Mark One)

              {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                                 (516) 938-8000
                           ---------------------------
                           (Issuer's telephone number)

As of August 13, 2004, there were 4,859,800 shares of the issuer's common stock,
$.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                           AMERICAN CLAIMS EVALUATION, INC.

                                      INDEX

                                                                                      Page No.
                                                                                      --------

PART I  - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                  Consolidated Balance Sheets as of June 30, 2004
                           (unaudited) and March 31, 2004                               3

                  Consolidated Statements of Operations for the Three Months
                           ended June 30, 2004 and 2003 (unaudited)                     4

                  Consolidated Statements of Cash Flows for the Three Months
                           ended June 30, 2004 and 2003 (unaudited)                     5

                  Notes to Consolidated Financial Statements (unaudited)              6 - 7

Item 2.   Management's Discussion and Analysis or Plan of Operation                   8 - 9

Item 3.   Controls and Procedures                                                       9

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                             10

SIGNATURES                                                                             11

                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Balance Sheets

                                                                                 June 30, 2004  Mar. 31, 2004
                                                                                 -------------  -------------
                                                                                  (Unaudited)

                                          Assets
Current assets:
       Cash and cash equivalents                                                   $ 7,737,730    $ 6,763,920
       Accounts receivable, net                                                        111,883        125,697
       Prepaid expenses                                                                 34,929         35,930
       Prepaid and recoverable income taxes                                              1,042            272
                                                                                   -----------    -----------
            Total current assets                                                     7,885,584      6,925,819

Property and equipment, net                                                             56,942         55,917
                                                                                   -----------    -----------
            Total assets                                                           $ 7,942,526    $ 6,981,736
                                                                                   ===========    ===========

                                          Liabilities and Stockholders' Equity

Current liabilities:
       Accounts payable                                                            $    45,104    $    44,357
       Accrued expenses                                                                120,380         96,994
                                                                                   -----------    -----------
            Total current liabilities                                                  165,484        141,351
                                                                                   -----------    -----------

Stockholders' equity:
       Common stock, $.01 par value. Authorized 10,000,000 shares; issued
            5,050,000 and 4,450,000 shares at June 30, 2004 and March 31, 2004, respectively; outstanding 4,859,800 and 4,259,800 shares at June 30,
            2004 and March 31, 2004, respectively                                       50,500         44,500
       Additional paid-in capital                                                    4,579,699      3,515,699
       Retained earnings                                                             3,463,984      3,597,327
                                                                                   -----------    -----------
                                                                                     8,094,183      7,157,526
       Treasury stock, at cost                                                        (317,141)      (317,141)
                                                                                   -----------    -----------
            Total stockholders' equity                                               7,777,042      6,840,385
                                                                                   -----------    -----------
            Total liabilities and stockholders' equity                             $ 7,942,526    $ 6,981,736
                                                                                   ===========    ===========

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                 (Unaudited)

                                                    Three months ended
                                                --------------------------
                                                  June 30,       June 30,
                                                    2004          2003
                                                -----------    -----------

Revenues                                        $   287,190    $   305,749
Cost of services                                    144,358        143,478
                                                -----------    -----------

     Gross margin                                   142,832        162,271

Selling, general, and administrative expenses       290,559        275,518
                                                -----------    -----------

     Operating loss                                (147,727)      (113,247)

Interest income                                      15,384         27,416
                                                -----------    -----------

     Loss before income tax expense                (132,343)       (85,831)

Income tax expense                                    1,000          3,000
                                                -----------    -----------

     Net loss                                   $  (133,343)   $   (88,831)
                                                ===========    ===========

Net loss per share - basic                      $     (0.03)   $     (0.02)
                                                ===========    ===========
Net loss per share - diluted                    $     (0.03)   $     (0.02)
                                                ===========    ===========

Weighted average shares - basic                   4,459,800      4,259,800
                                                ===========    ===========
Weighted average shares - diluted                 4,459,800      4,259,800
                                                ===========    ===========

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                    Consolidated Statements of Cash Flows

                                 (Unaudited)

                                                                          Three months ended
                                                                    --------------------------
                                                                     June 30,        June 30,
                                                                       2004            2003
                                                                    -----------    -----------

Cash flows from operating activities:
     Net loss                                                       $  (133,343)   $   (88,831)
                                                                    -----------    -----------
     Adjustments to reconcile net loss to net
           cash used in operating activities:
        Depreciation                                                      8,441          8,368
        Deferred income taxes                                              --            2,527
        Changes in assets and liabilities:
            Accounts receivable                                          13,814        (27,971)
            Prepaid expenses                                              1,001          1,400
            Prepaid and recoverable income taxes                           (770)        (2,502)
            Accounts payable                                                747         (2,807)
            Accrued expenses                                             23,386         23,777
                                                                    -----------    -----------
                                                                         46,619          2,792
                                                                    -----------    -----------
            Net cash used in operating activities                       (86,724)       (86,039)
                                                                    -----------    -----------

Cash flows from investing activities:
     Capital expenditures                                                (9,466)        (1,792)
                                                                    -----------    -----------

            Net cash used in investing activities                        (9,466)        (1,792)
                                                                    -----------    -----------

Cash flows from financing activities:
     Proceeds from exercise of stock options                          1,070,000           --
                                                                    -----------    -----------

            Net cash provided by financing activities                 1,070,000           --
                                                                    -----------    -----------

Net increase (decrease) in cash and cash equivalents                    973,810        (87,831)

Cash and cash equivalents at beginning of period                      6,763,920      7,179,340
                                                                    -----------    -----------

Cash and cash equivalents at end of period                          $ 7,737,730    $ 7,091,509
                                                                    ===========    ===========

Supplemental disclosure of cash flow information:
     Income taxes paid                                              $     1,770    $     2,975
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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended March 31, 2004 and the notes thereto contained in the Company's Annual
Report on Form 10-KSB, as filed with the Securities and Exchange Commission.

Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the three months ended June 30, 2004 and 2003:

                                                  Three months ended
                                              --------------------------
                                                06/30/04       06/30/03
                                              -----------    -----------
Numerator:
     Net loss                                 $  (133,343)   $   (88,831)
Denominator:
     Denominator for basic loss per share -
        weighted average shares                 4,459,800      4,259,800
     Effect of dilutive securities:
        Stock options                                --             --
                                              -----------    -----------
     Denominator for diluted
        loss per share                          4,459,800      4,259,800
                                              ===========    ===========
Basic loss per share                          $     (0.03)   $     (0.02)
                                              ===========    ===========
Diluted loss per share                        $     (0.03)   $     (0.02)
                                              ===========    ===========

Potentially dilutive common stock equivalents consisting of employee stock options to purchase 908,500 and 1,478,500 shares as of June 30, 2004 and 2003,

respectively, were not included in the diluted loss per share calculations because their effect would have been anti-dilutive.

Stock Option Plans

The Company has adopted the "disclosure only" provisions of Statement of
Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based
Compensation, and will continue to use the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting
for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for the Company's stock option plans as the exercise price of the
Company's stock option grants equaled or exceeded the fair value of the
Company's common stock at the date of grant. Had compensation expense for the
Company's stock option plans been determined based on the fair value at the grant date for awards during the three months ended June 30, 2004 and 2003 consistent with the provisions of SFAS No. 148, Accounting for Stock-Based
Compensation - Transition and Disclosure, and SFAS No. 123, the Company's net
loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                          Three months ended
                                                        ----------------------
                                                        06/30/04     06/30/03
                                                        ---------    ---------
                                                              (As restated)
Numerator:
     Net loss                                           $(133,343)   $ (88,831)
Deduct:  Total stock-based employee
     compensation expense determined under
     fair value method for options granted                 (5,106)     (32,492)
                                                        ---------    ---------
Pro forma net loss                                      $(138,449)   $(121,323)
                                                        =========    =========

Net loss per share:
     Basic and diluted - as reported                    $   (0.03)   $   (0.02)
                                                        =========    =========
     Basic and diluted - pro forma                      $   (0.03)   $   (0.02)
                                                        =========    =========

The Financial Accounting Standards Board ("FASB") recently indicated that it will eventually require stock-based employee compensation to be recorded as a charge to earnings. The Company will monitor the FASB's progress on the issuance of a new standard and its impact on the consolidated financial statements.

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
The Company does not consider any of its accounting policies to be critical. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our annual report for the year ended March 31, 2004. The accounting policies used in preparing our interim condensed consolidated financial statements are the same as those described in our annual report.

Results of Operations - Three Months ended June 30, 2004 and 2003

Revenues for the three months ended June 30, 2004 were $287,190 as compared to
$305,749 reported for the corresponding period ended June 30, 2003. This decrease of approximately 6.1% was caused by a slight decline in referrals from the Washington State Department of Labor & Industries, the Company's largest client, and a reduction in cases referred from various self-insured clients.

Cost of services increased to 50.3% of revenues for the quarterly period ended
June 30, 2004 as compared to 46.9% of revenues in the same period last year.
This increase in cost of services was the result of a larger percentage of vocational rehabilitation services being performed by the Company's more experienced and higher paid consultants during the current quarter.

Selling, general and administrative expenses for the three months ended June 30,
2004 increased to $290,559 from the $275,518 recorded for the three months ended
June 30, 2003. During the three months ended June 30, 2004, the Company's expenditures increased for travel costs and legal fees related to its acquisition search efforts.

Interest income for the three months ended June 30, 2004 decreased to $15,384 from the $27,416 recorded during the three month period ended June 30, 2003 as prevailing market interest rates continued to decrease.

Liquidity and Capital Resources

At June 30, 2004, the Company had working capital of $7,720,100 as compared to working capital of $6,784,468 at March 31, 2004. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.

During the three months ended June 30, 2004, net cash used in operations of
$86,724 consisted principally of a net loss of $133,343, offset by an increase in accrued expenses of $23,386. Cash provided by financing activities during the quarter ended June 30, 2004 reflects $1,070,000 of proceeds related to the issuance of common stock pursuant to the exercise of options to purchase 600,000 shares of common stock.

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

Item 3.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this report. As of the end of the fiscal quarter ended June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial
Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer
concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the
Company's periodic Securities and Exchange Commission filings.

(b)  Changes in Internal Controls

There have been no changes in the Company's internal controls or in other factors that have materially affected, or is reasonably likely to materially affect, these controls subsequent to the date the Company carried out its evaluation. Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

            (a)  Exhibit 31.1   Section 302 Principal Executive Officer
                                Certification

                 Exhibit 31.2   Section 302 Principal Financial Officer
                                Certification

                 Exhibit 32.1   Section 1350 Certification

                 Exhibit 32.2   Section 1350 Certification

            (b) The following report on Form 8-K was filed during the
                quarter ended June 30, 2004:

                 On June 18, 2004, a Form 8-K was filed by the Company
                 under "Item 9. Regulation FD Disclosure."

                                       10

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN CLAIMS EVALUATION,  INC.

Date: August 13, 2004                  By: /s/ Gary Gelman
                                           -------------------------------------
                                           Gary Gelman
                                           Chairman of the Board,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date: August 13, 2004                  By: /s/ Gary J. Knauer
                                           -------------------------------------
                                           Gary J. Knauer
                                           Chief Financial Officer, Treasurer
                                           (Principal Financial and Accounting
                                           Officer) and Secretary