Form 10QSB
period 2004-09-30
AMERICAN CLAIMS EVALUATION INC
filed 2004-11-12
CIK 774517

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                   For the transition period from       to
                                                  -----    -----

                         Commission file number: 0-14807

                        AMERICAN CLAIMS EVALUATION, INC.
        (Exact name of small business issuer as specified in its charter)

                   New York                           11-2601199
       -------------------------------              ----------------
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)             Identification No.)

                   One Jericho Plaza, Jericho, New York 11753
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (516) 938-8000
                                 --------------
                           (Issuer's telephone number)

As of November 8, 2004, there were 4,859,800 shares of the issuer's common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                               ----    ----

                        AMERICAN CLAIMS EVALUATION, INC.

                                      INDEX

                                                                        Page No.

PART I  - FINANCIAL INFORMATION

Item 1.   Financial Statements

              Consolidated Balance Sheets as of September 30, 2004
                       (unaudited) and March 31, 2004                      3

              Consolidated Statements of Operations for the
                       Three Months and Six Months ended
                       September 30, 2004 and 2003 (unaudited)             4

              Consolidated Statements of Cash Flows for the Six Months
                       ended September 30, 2004 and 2003 (unaudited)       5

              Notes to Consolidated Financial Statements (unaudited)     6 - 7

Item 2.   Management's Discussion and Analysis or Plan of Operation      8 - 10

Item 3.   Controls and Procedures                                         10

PART II - OTHER INFORMATION

Item 6.   Exhibits                                                        11

SIGNATURES                                                                12

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                                   Sept. 30, 2004       Mar. 31, 2004
                                                                   --------------       -------------
                                                                    (Unaudited)

                                      Assets
                                      ------
Current assets:
       Cash and cash equivalents                                     $ 7,564,585          $ 6,763,920
       Accounts receivable, net                                          118,956              125,697
       Prepaid expenses                                                   27,579               35,930
       Prepaid and recoverable income taxes                                  722                  272
                                                                     -----------          -----------
            Total current assets                                       7,711,842            6,925,819

Property and equipment, net                                               48,499               55,917
                                                                     -----------          -----------
            Total assets                                             $ 7,760,341          $ 6,981,736
                                                                     ===========          ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
       Accounts payable                                                 $ 25,152             $ 44,357
       Accrued expenses                                                   95,918               96,994
                                                                     -----------          -----------
            Total current liabilities                                    121,070              141,351
                                                                     -----------          -----------
Stockholders' equity:
       Common stock, $.01 par value.  Authorized
            10,000,000 shares; issued 5,050,000 and
            4,450,000 shares at Sept. 30, 2004 and
            March 31, 2004, respectively; outstanding
            4,859,800 and 4,259,800 shares at Sept. 30,
            2004 and March 31, 2004, respectively                         50,500               44,500
       Additional paid-in capital                                      4,579,699            3,515,699
       Retained earnings                                               3,326,213            3,597,327
                                                                     -----------          -----------
                                                                       7,956,412            7,157,526
       Treasury stock, at cost                                          (317,141)            (317,141)
                                                                     -----------          -----------
            Total stockholders' equity                                 7,639,271            6,840,385
                                                                     -----------          -----------
            Total liabilities and stockholders' equity               $ 7,760,341          $ 6,981,736
                                                                     ===========          ===========

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                    Three months ended                     Six months ended
                                                    ------------------                     ----------------
                                                Sept. 30,          Sept. 30,          Sept. 30,         Sept. 30,
                                                   2004              2003               2004               2003
                                                ---------          ---------          ---------         ---------

Revenues                                       $ 286,927          $ 308,615          $ 574,117          $ 614,364
Cost of services                                 140,753            146,994            285,111            290,472
                                               ---------          ---------          ---------          ---------
     Gross margin                                146,174            161,621            289,006            323,892

Selling, general and
     administrative expenses                     308,179            294,084            598,738            569,602
                                               ---------          ---------          ---------          ---------
     Operating loss                             (162,005)          (132,463)          (309,732)          (245,710)

Interest income                                   25,234             21,549             40,618             48,965
                                               ---------          ---------          ---------          ---------
     Loss before income tax
        expense                                 (136,771)          (110,914)          (269,114)          (196,745)

Income tax expense                                 1,000              1,000              2,000              4,000
                                               ---------          ---------          ---------          ---------
     Net loss                                  $(137,771)         $(111,914)         $(271,114)         $(200,745)
                                               =========          =========          =========          =========

Net loss per share - basic                      $  (0.03)          $  (0.03)          $  (0.06)          $  (0.05)
                                               =========          =========          =========          =========
Net loss per share - diluted                    $  (0.03)          $  (0.03)          $  (0.06)          $  (0.05)
                                               =========          =========          =========          =========

Weighted average shares - basic                4,859,800          4,259,800          4,659,800          4,259,800
                                               =========          =========          =========          =========
Weighted average shares - diluted              4,859,800          4,259,800          4,659,800          4,259,800
                                               =========          =========          =========          =========

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                          Six months ended
                                                                                          ----------------
                                                                                   Sept. 30,             Sept. 30,
                                                                                     2004                  2003
                                                                                   ---------             ---------

Cash flows from operating activities:
     Net loss                                                                       $(271,114)           $(200,745)
                                                                                   ----------           ----------
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                                   16,884               16,694
        Deferred income taxes                                                               -                2,527
        Changes in assets and liabilities:
            Accounts receivable                                                         6,741              (18,214)
            Prepaid expenses                                                            8,351                7,899
            Prepaid and recoverable income taxes                                         (450)              (1,682)
            Accounts payable                                                          (19,205)               3,953
            Accrued expenses                                                           (1,076)              28,206
                                                                                   ----------           ----------
                                                                                       11,245               39,383
                                                                                   ----------           ----------
            Net cash used in operating activities                                    (259,869)            (161,362)
                                                                                   ----------           ----------
Cash flows from investing activities:
     Capital expenditures                                                              (9,466)              (1,792)
                                                                                   ----------           ----------
            Net cash used in investing activities                                      (9,466)              (1,792)
                                                                                   ----------           ----------
Cash flows from financing activities:
     Proceeds from exercise of stock options                                        1,070,000                    -
                                                                                   ----------           ----------
            Net cash provided by financing activities                               1,070,000                    -
                                                                                   ----------           ----------
Net increase (decrease) in cash and cash equivalents                                  800,665             (163,154)

Cash and cash equivalents at beginning of period                                    6,763,920            7,179,340
                                                                                   ----------           ----------
Cash and cash equivalents at end of period                                         $7,564,585           $7,016,186
                                                                                   ==========           ==========
Supplemental disclosure of cash flow information:
     Income taxes paid                                                                $ 2,390              $ 3,155
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

Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the three months and six months ended September 30, 2004 and 2003:

                                                      Three months ended            Six months ended
                                                      ------------------            ----------------
                                                   09/30/04       09/30/03       09/30/04      09/30/03
                                                   --------       --------       --------      --------

Numerator:
     Net loss .........................          $  (137,771)   $  (111,914)   $  (271,114)   $  (200,745)
                                                 ===========    ===========    ===========    ===========
Denominator:
     Denominator for basic net loss per
        share - weighted average shares            4,859,800      4,259,800      4,659,800      4,259,800
     Effect of dilutive securities:
        Stock options .................                 --             --             --             --
                                                 -----------    -----------    -----------    -----------
     Denominator for diluted
        net loss per share ............            4,859,800      4,259,800      4,659,800      4,259,800
                                                 ===========    ===========    ===========    ===========
Basic net loss per share ..............          $     (0.03)   $     (0.03)   $     (0.06)   $     (0.05)
                                                 ===========    ===========    ===========    ===========
Diluted net loss per share ............          $     (0.03)   $     (0.03)   $     (0.06)   $     (0.05)
                                                 ===========    ===========    ===========    ===========

Potentially dilutive common stock equivalents consisting of employee stock options to purchase 908,500 and 1,378,500 shares as of September 30, 2004 and
2003, respectively, were not included in the diluted net loss per share calculations because their effect would have been anti-dilutive.

Stock Option Plans

The Company has adopted the "disclosure only" provisions of Statement of
Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based
Compensation, and will continue to use the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting
for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for the Company's stock option plans as the exercise price of the
Company's stock option grants equaled or exceeded the fair value of the
Company's common stock at the date of grant. Had compensation expense for the
Company's stock option plans been determined based on the fair value at the grant date for awards during the three and six months ended September 30, 2004 and 2003 consistent with the provisions of SFAS No. 148, Accounting for
Stock-Based Compensation - Transition and Disclosure, and SFAS No. 123, the
Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                               Three months ended         Six months ended
                                               ------------------         ----------------
                                              09/30/04     09/30/03     09/30/04     09/30/03
                                              --------     --------     --------     --------

Numerator:
     Net loss ......................         $(137,771)   $(111,914)   $(271,114)   $(200,745)
Deduct:  Total stock-based employee
     compensation expense determined
     under fair value method for
     options granted ...............            (5,106)     (32,492)     (12,212)     (64,984)
                                             ---------    ---------    ---------    ---------
Pro forma net loss .................         $(142,877)   $(144,406)   $(283,326)   $(265,729)
                                             =========    =========    =========    =========
Net loss per share:
     Basic and diluted - as reported         $   (0.03)   $   (0.03)   $   (0.06)   $   (0.05)
                                             =========    =========    =========    =========
     Basic and diluted - pro forma .         $   (0.03)   $   (0.03)   $   (0.06)   $   (0.06)
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

Results of Operations - Three Months and Six Months ended September 30, 2004 and
2003

Revenues for the quarterly period ended September 30, 2004 were $286,927 as compared with the $308,615 reported for the three month period ended September
30, 2003. This represents a decrease of approximately 7.0%. Revenues for the six month period ended September 30, 2004 were approximately 6.6% less than the corresponding period ended September 30, 2003. These decreases were caused by a decline in referrals from the Washington State Department of Labor & Industries, the Company's largest client, and a reduction in cases referred from various self-insured clients.

Cost of services as a percentage of revenues for the three and six month periods ended September 30, 2004 were 49.1% and 49.7%, respectively. These percentages represented increases over the 47.6% and 47.3% of revenues during the comparable periods ended September 30, 2003, respectively. The increase in cost of services resulted from a larger percentage of vocational rehabilitation services being performed by the Company's more experienced and higher paid consultants.

Selling, general and administrative expenses for the quarter ended September 30,
2004 increased to $308,179 from $294,084 for the three months ended September
30, 2003. Selling, general and administrative expense for the six months ended
September 30, 2004 increased to $598,738 from $569,602 for the six months ended
September 30, 2003. During the six months ended September 30, 2004, the
Company's expenditures have increased as a result of increased travel costs and legal fees related to its acquisition search efforts.

Interest income for the three months ended September 30, 2004 increased to
$25,234 from the $21,549 recorded during the three months ended September 30,
2003. This increase is directly related to the increase in cash available for investment during the current period. Interest income for the six months ended
September 30, 2004 was $40,618, which was lower than the $48,965 recognized during the six month period ended September 30, 2003. This decrease was the result of the continued decreases in prevailing market interest rates.

Liquidity and Capital Resources

At September 30, 2004, the Company had working capital of $7,590,772 as compared to working capital of $6,784,468 at March 31, 2004. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.

During the six months ended September 30, 2004, net cash used in operations of
$259,869 consisted principally of a net loss of $271,114, offset by an increase in accounts payable of $19,205.

Cash provided by financing activities during the six months ended September 30,
2004 reflects $1,070,000 of proceeds related to the issuance of common stock pursuant to the exercise of options to purchase 600,000 shares of common stock.

On August 20, 2004, the Company entered into a seven-year non-cancelable operating sublease commencing December 1, 2004, for office space with American
Para Professional Systems, Inc. ("APPS"), an entity under the control of the
Company's Chairman of the Board. Basic rent under the sublease has been established as a pass-through with the Company's cost being fixed at a cost equal to the pro-rated rent payable for the subleased space by APPS to the building's landlord.

Minimum lease payments under non-cancelable leases and subleases, exclusive of future escalation charges, for the remainder of fiscal 2005 and fiscal years ending thereafter are as follows:

                2005                                $   56,000
                2006                                    50,000
                2007                                    38,000
                2008                                    39,000
                2009                                    40,000
                Thereafter                             112,000
                                                    ----------
                                                    $  335,000
                                                    ==========

The Company continues its review of strategic alternatives for maximizing shareholder value. Potential acquisitions will be evaluated based on their merits within the Company's current line of business, as well as other fields.

Off-Balance Sheet Arrangements

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

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this report. As of the end of the fiscal quarter ended September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial
Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer
concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the
Company's periodic Securities and Exchange Commission filings.

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

                                       10

                           PART II - OTHER INFORMATION

Item 6. Exhibits.

           Exhibit 10     Sublease Agreement dated August 20, 2004 between
                          American Para Professional Systems, Inc. as sublessor
                          and the Company as subtenant with respect to premises
                          at One Jericho Plaza, Jericho, New York

           Exhibit 31.1   Section 302 Principal Executive Officer Certification

           Exhibit 31.2   Section 302 Principal Financial Officer Certification

           Exhibit 32.1   Section 1350 Certification

           Exhibit 32.2   Section 1350 Certification

                                       11

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN CLAIMS EVALUATION, INC.

Date: November 10, 2004               By: /s/ Gary Gelman
                                          --------------------------------------
                                          Gary Gelman
                                          Chairman of the Board,
                                          President and Chief Executive Officer

Date: November 10, 2004               By: /s/ Gary J. Knauer
                                          --------------------------------------
                                          Gary J. Knauer
                                          Chief Financial Officer, Treasurer

                                       12