Form 10QSB
period 2004-12-31
AMERICAN CLAIMS EVALUATION INC
filed 2005-02-11
CIK 774517

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (Mark One)

              {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

              { } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                    For the transition period from      to
                                                  -----   -----
                         Commission file number: 0-14807

                        AMERICAN CLAIMS EVALUATION, INC.
        (Exact name of small business issuer as specified in its charter)

                        New York                              11-2601199
              ----------------------------                    ---------
              (State or other jurisdiction of              (I.R.S. Employer
              incorporation or organization)              Identification No.)

                   One Jericho Plaza, Jericho, New York 11753
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (516) 938-8000
                                 --------------
                           (Issuer's telephone number)

As of February 4, 2005, there were 4,859,800 shares of the issuer's common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes        No    X
                                                               -----     -----

                        AMERICAN CLAIMS EVALUATION, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I  - FINANCIAL INFORMATION

Item 1.   Financial Statements

            Consolidated Balance Sheets as of December 31, 2004
                     (unaudited) and March 31, 2004                        3

            Consolidated Statements of Operations for the
                     Three Months and Nine Months ended
                     December 31, 2004 and 2003 (unaudited)                4

            Consolidated Statements of Cash Flows for the Nine Months
                     ended December 31, 2004 and 2003 (unaudited)          5

            Notes to Consolidated Financial Statements (unaudited)       6 - 7

Item 2.   Management's Discussion and Analysis or Plan of Operation      8 - 10

Item 3.   Controls and Procedures                                          10

PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders            11

Item 6.   Exhibits                                                         11

SIGNATURES                                                                 12

                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                                            Dec. 31, 2004        Mar. 31, 2004
                                                                         -------------------   ------------------
                                                                            (Unaudited)

                                                      Assets
                                                      ------
Current assets:
       Cash and cash equivalents                                                $ 7,471,244          $ 6,763,920
       Accounts receivable, net                                                     109,146              125,697
       Prepaid expenses                                                              14,553               35,930
       Prepaid and recoverable income taxes                                               -                  272
                                                                         -------------------   ------------------
            Total current assets                                                  7,594,943            6,925,819

Property and equipment, net                                                          41,116               55,917
                                                                         -------------------   ------------------
            Total assets                                                        $ 7,636,059          $ 6,981,736
                                                                         ===================   ==================

                                       Liabilities and Stockholders' Equity
                                       ------------------------------------
Current liabilities:
       Accounts payable                                                            $ 14,081             $ 44,357
       Accrued expenses                                                              89,205               96,994
       Income taxes payable                                                             278                    -
                                                                         -------------------   ------------------
            Total current liabilities                                               103,564              141,351
                                                                         -------------------   ------------------

Stockholders' equity:
       Common stock, $.01 par value.  Authorized
            10,000,000 shares; issued 5,050,000 and
            4,450,000 shares at Dec. 31, 2004 and
            March 31, 2004, respectively; outstanding
            4,859,800 and 4,259,800 shares at Dec. 31,
            2004 and March 31, 2004, respectively                                    50,500               44,500
       Additional paid-in capital                                                 4,579,699            3,515,699
       Retained earnings                                                          3,219,437            3,597,327
                                                                         -------------------   ------------------
                                                                                  7,849,636            7,157,526
       Treasury stock, at cost                                                     (317,141)            (317,141)
                                                                         -------------------   ------------------
            Total stockholders' equity                                            7,532,495            6,840,385
                                                                         -------------------   ------------------
            Total liabilities and stockholders' equity                          $ 7,636,059          $ 6,981,736
                                                                         ===================   ==================

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                    Three months ended                    Nine months ended
                                            -----------------------------------   -----------------------------------
                                                 Dec.31,           Dec.31,            Dec.31,            Dec.31,
                                                  2004              2003               2004               2003
                                            -----------------  ----------------   ----------------  -----------------

Revenues                                       $ 284,534         $ 285,708          $ 858,651          $ 900,072
Cost of services                                 143,384           137,753            428,495            428,225
                                            -----------------  ----------------   ----------------  -----------------
     Gross margin                                141,150           147,955            430,156            471,847
Selling, general and
     administrative expenses                     286,667           293,616            885,405            863,218
                                            -----------------  ----------------   ----------------  -----------------
     Operating loss                             (145,517)         (145,661)          (455,249)          (391,371)

Interest income                                   39,741            23,525             80,359             72,490
                                            -----------------  ----------------   ----------------  -----------------
     Loss before income tax
        expense                                 (105,776)         (122,136)          (374,890)          (318,881)

Income tax expense                                 1,000             1,000              3,000              5,000
                                            -----------------  ----------------   ----------------  -----------------
     Net loss                                  $(106,776)        $(123,136)         $(377,890)         $(323,881)
                                            =================  ================   ================  =================
Net loss per share - basic                      $  (0.02)         $  (0.03)          $  (0.08)          $  (0.08)
                                            =================  ================   ================  =================
Net loss per share - diluted                    $  (0.02)         $  (0.03)          $  (0.08)          $  (0.08)
                                            =================  ================   ================  =================
Weighted average shares - basic                4,859,800         4,259,800          4,726,467          4,259,800
                                            =================  ================   ================  =================
Weighted average shares - diluted              4,859,800         4,259,800          4,726,467          4,259,800
                                            =================  ================   ================  =================

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                       Nine months ended
                                                                            ---------------------------------------
                                                                                 Dec. 31,             Dec. 31,
                                                                                   2004                 2003
                                                                            ------------------   ------------------

Cash flows from operating activities:
     Net loss                                                                       $(377,890)           $(323,881)
                                                                            ------------------   ------------------
     Adjustments to reconcile net loss to net
            cash used in operating activities:
        Depreciation                                                                   25,412               25,010
        Deferred income taxes                                                               -                2,527
        Changes in operating assets and liabilities:
            Accounts receivable                                                        16,551               (1,133)
            Prepaid expenses                                                           21,377               14,144
            Prepaid and recoverable income taxes                                          272                7,464
            Accounts payable                                                          (30,276)                (574)
            Accrued expenses                                                           (7,789)             (11,514)
            Income taxes payable                                                          278                    -
                                                                            ------------------   ------------------
                                                                                       25,825               35,924
                                                                            ------------------   ------------------
            Net cash used in operating activities                                    (352,065)            (287,957)
                                                                            ------------------   ------------------

Cash flows from investing activities:
     Capital expenditures                                                             (10,611)              (1,792)
                                                                            ------------------   ------------------

            Net cash used in investing activities                                     (10,611)              (1,792)
                                                                            ------------------   ------------------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                        1,070,000                    -
                                                                            ------------------   ------------------

            Net cash provided by financing activities                               1,070,000                    -
                                                                            ------------------   ------------------

Net increase (decrease) in cash and cash equivalents                                  707,324             (289,749)

Cash and cash equivalents at beginning of period                                    6,763,920            7,179,340
                                                                            ------------------   ------------------

Cash and cash equivalents at end of period                                         $7,471,244           $6,889,591
                                                                            ==================   ==================

Supplemental disclosure of cash flow information:
     Income taxes paid                                                                $ 2,450              $ 3,877
                                                                            ==================   ==================

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

Net Loss Per Share
------------------

The following table sets forth the computation of basic and diluted net loss per share for the three months and nine months ended December 31, 2004 and 2003:

                                                       Three months ended                Nine months ended
                                                 ------------------------------   ------------------------------
                                                    12/31/04       12/31/03          12/31/04        12/31/03
                                                 --------------  --------------   --------------  --------------

Numerator:
     Net loss                                    $  (106,776)    $  (123,136)     $  (377,890)      $(323,881)
                                                 ==============  ==============   ==============  ==============

Denominator:
     Denominator for basic net loss per
        share - weighted average shares            4,859,800       4,259,800        4,726,467       4,259,800
     Effect of dilutive securities:
        Stock options                                      -               -                -               -
                                                 --------------  --------------   --------------  --------------
     Denominator for diluted
        net loss per share                         4,859,800       4,259,800        4,726,467       4,259,800
                                                 ==============  ==============   ==============  ==============
Basic net loss per share                         $     (0.02)    $     (0.03)     $     (0.08)    $     (0.08)
                                                 ==============  ==============   ==============  ==============
Diluted net loss per share                       $     (0.02)    $     (0.03)     $     (0.08)    $     (0.08)
                                                 ==============  ==============   ==============  ==============

Potentially dilutive common stock equivalents consisting of employee stock options to purchase 908,500 and 1,508,500 shares as of December 31, 2004 and
2003, respectively, were not included in the diluted net loss per share calculations because their effect would have been anti-dilutive.

Stock Option Plans
------------------

The Company has adopted the "disclosure only" provisions of Statement of
Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based
Compensation, and will continue to use the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25,
Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for the Company's stock option plans as the exercise price of the Company's stock option grants equaled or exceeded the fair value of the
Company's common stock at the date of grant. Had compensation expense for the
Company's stock option plans been determined based on the fair value at the grant date for awards during the three and nine months ended December 31, 2004 and 2003 consistent with the provisions of SFAS No. 148, Accounting for
Stock-Based Compensation - Transition and Disclosure, and SFAS No. 123, the
Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                       Three months ended                Nine months ended
                                                 ------------------------------   ------------------------------
                                                    12/31/04       12/31/03          12/31/04        12/31/03
                                                 --------------  --------------   --------------  --------------

Numerator:
     Net loss                                    $  (106,776)    $  (123,136)     $  (377,890)    $  (323,881)
Deduct:  Total stock-based employee
     compensation expense determined
     under fair value method for
     options granted                                  (5,106)        (32,492)         (15,318)        (97,477)
                                                 --------------  --------------   --------------  --------------
Pro forma net loss                               $  (111,882)    $  (155,628)     $  (393,208)    $  (421,358)
                                                 ==============  ==============   ==============  ==============
Net loss per share:
     Basic and diluted - as reported             $     (0.02)    $     (0.03)     $     (0.08)    $     (0.08)
                                                 ==============  ==============   ==============  ==============
     Basic and diluted - pro forma               $     (0.02)    $     (0.04)     $     (0.08)    $     (0.10)
                                                 ==============  ==============   ==============  ==============

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123
(revised 2004) Share-Based Payment, which is a revision of SFAS No. 123. SFAS
No. 123(R) supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash
Flows. Generally, the approach to accounting in SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as based on their fair values. SFAS
No. 123(R) is effective beginning December 15, 2005. The Statement offers several alternatives for implementation. At this time, management has not made a decision as to the alternative it may select.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Critical Accounting Policies
----------------------------

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

Results of Operations - Three Months and Nine Months ended December 31, 2004 and
--------------------------------------------------------------------------------
2003
----

Revenues for the quarterly period ended December 31, 2004 were $284,534, which was consistent with the $285,708 reported for the three month period ended
December 31, 2003. Revenues for the nine month period ended December 31, 2004 were approximately 4.6% less than the corresponding period ended December 31,
2003. This decrease was caused by a decline in referrals from the Washington
State Department of Labor & Industries, the Company's largest client, and a reduction in cases referred from various self-insured clients during the first six months of the current fiscal year compared to the first six months of the prior fiscal year.

Cost of services as a percentage of revenues for the three and nine month periods ended December 31, 2004 were 50.4% and 49.9%, respectively. These percentages represented increases over the 48.2% and 47.6% of revenues during the comparable periods ended December 31, 2003, respectively. The increase in cost of services resulted from a larger percentage of vocational rehabilitation services being performed by the Company's more experienced and higher paid consultants.

Selling, general and administrative expenses for the quarter ended December 31,
2004 decreased slightly to $286,667 from $293,616 for the three months ended
December 31, 2003. Selling, general and administrative expense for the nine months ended December 31, 2004 increased to $885,405 from $863,218 for the nine months ended December 31, 2003. During the nine months ended December 31, 2004, the Company's expenditures have increased as a result of increased travel costs and legal fees related to its acquisition search efforts.

Interest income for the three and nine months ended December 31, 2004 increased to $39,741 and $80,539, respectively, from the $23,525 and $72,490 recorded during the three and nine months, respectively, ended December 31, 2003. These increases are directly related to the increase in cash available for investment as well as incrementally higher interest rates during the current fiscal year.

Liquidity and Capital Resources
-------------------------------

At December 31, 2004, the Company had working capital of $7,491,379 as compared to working capital of $6,784,468 at March 31, 2004. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.

During the nine months ended December 31, 2004, net cash used in operations of
$352,065 consisted principally of a net loss of $377,890, offset by an increase in accounts payable of $30,276.

Cash provided by financing activities during the nine months ended December 31,
2004 reflects $1,070,000 of proceeds related to the issuance of common stock pursuant to the exercise of options to purchase 600,000 shares of common stock.

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

                     2005                $    22,000
                     2006                     50,000
                     2007                     38,000
                     2008                     39,000
                     2009                     40,000
                     Thereafter              112,000
                                        -------------
                                         $   301,000
                                        =============

The Company continues its review of strategic alternatives for maximizing shareholder value. Potential acquisitions will be evaluated based on their merits within the Company's current line of business, as well as other fields.

Off-Balance Sheet Arrangements
------------------------------

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to the
Company.

Market Risk
-----------

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

Item 3.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures
     ------------------------------------------------

Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this report. As of the end of the fiscal quarter ended December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial
Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer
concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the
Company's periodic Securities and Exchange Commission filings.

(b)  Changes in Internal Controls
     ----------------------------

There have been no changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the
Company's internal controls over financial reporting.

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

                                       10

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

            (a) Annual Meeting of Shareholders, October 6, 2004

            (b) Directors to serve one year terms:

                   Gary Gelman
                   Edward M. Elkin, M.D.
                   Peter Gutmann

            (c) Election of Directors

                   Gary Gelman               4,967,159 for   4,450 withheld
                   Edward M. Elkin, M.D.     4,967,159 for   4,450 withheld
                   Peter Gutmann             4,967,159 for   4,450 withheld

Item 6.  Exhibits.

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

                                 AMERICAN CLAIMS EVALUATION, INC.

Date: February 10, 2005          By:   /s/ Gary Gelman
                                       --------------------------------------
                                       Gary Gelman
                                       Chairman of the Board,
                                       President and Chief Executive Officer

Date: February 10, 2005          By: /s/ Gary J. Knauer
                                     ----------------------------------------
                                       Gary J. Knauer
                                       Chief Financial Officer, Treasurer

                                       12