Form 10KSB
period 2005-03-31
AMERICAN CLAIMS EVALUATION INC
filed 2005-06-29
CIK 774517

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                    For the fiscal year ended March 31, 2005

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

          For the transition period from _____________ to _____________

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

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The issuer's revenues for the fiscal year ending March 31, 2005 were $1,139,947.

On June 27, 2005, the aggregate market value of the registrant's common stock held by non-affiliates was $2,162,833. For purposes of this disclosure, shares of common stock held by directors, officers and shareholders whose ownership exceeds five percent of the common stock outstanding were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control with the issuer.

The number of shares of the registrant's common stock outstanding on June 27,
2005 was 4,804,800.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

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

Specifically, in working with injured workers, the purpose and intent are to bring the injured worker back to work with the employer of injury as soon as medically feasible. The role of a vocational rehabilitation consultant is to convene the claimant, the employer of injury and associated medical professionals to facilitate an expedited return to work, utilizing the principles of job accommodation, job modification and transitional work. In addition, the consultant can provide medical monitoring of the worker's progress through pain clinics and work hardening programs. Coordination of these services assists the worker in building strength and motivation to return to their employer and/or occupation at the time of injury. The Company's philosophy is that timely coordination of professional services coupled with education and liaison with the employer community provides positive results for all parties concerned.

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

RPM provides vocational rehabilitation services to the Washington State
Department of Labor & Industries ("L&I"). During 2001, L&I eliminated the process of awarding contracts to qualifying firms in favor of a new system which created the opportunity for any firm or individual meeting L&I's requirements to provide services. To be eligible under this new system, a provider must only meet certain business practice standards and consultant credentialing criteria without the necessity of being awarded a contract. All RPM consultants have been transitioned into the new system and have until December 1, 2006 to meet the credentialing standards. The Company has instituted a program to assure that all consultants not currently meeting L&I's credentialing requirements will do so by the imposed deadline. For the years ended March 31, 2005 and 2004, L&I accounted for 41% and 43%, respectively, of the Company's revenues. The Company has two other customers that accounted for 10% and 17% of revenues and 12% and 11% of revenues for the years ended March 31, 2005 and 2004, respectively. Revenues from a fourth customer comprised 12% of revenues for the year ended March 31,
2005.

Marketing and Advertising

The President of the Company and the President of RPM are responsible for the
Company's sales and marketing program. In addition to direct contact with leading healthcare payers, the Company advertises its services in trade magazines.

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

Employees

As of March 31, 2005, the Company had eighteen full-time employees and ten part-time employees. Of these full-time employees, three were in management, twelve were vocational rehabilitation consultants and three were in administration.

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

RPM leases approximately 3,300 square feet of office space in Spokane,
Washington under a lease, as extended, which expires on June 30, 2005. RPM has entered into a new three-year non-cancelable operating lease for approximately
2,500 square feet of office space, which expires in June 2008. RPM also maintains an office in Moses Lake, Washington, which is leased on a month-to-month basis.

The Company believes that its existing facilities are adequate to meet its present needs. However, should the Company require additional space it is assumed that such space will be available.

Item 3. Legal Proceedings.

The Company is not engaged in any litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2005.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business
Issuer Purchases of Equity Securities.

The Company's common stock, par value $.01 (the "Shares"), trades on the Nasdaq
SmallCap Market under the symbol "AMCE".

The following table sets forth the range of high and low sales prices for the
Company's Shares for each quarter during the period April 1, 2003 through March
31, 2005:

                      High    Low
                      ----   ----
Fiscal 2004:
 4/01/03 -  6/30/03   1.93   1.40
 7/01/03 -  9/30/03   1.70   1.37
10/01/03 - 12/31/03   3.95   1.30
 1/01/04 -  3/31/04   4.00   2.22

Fiscal 2005:
 4/01/04 -  6/30/04   3.95   1.65
 7/01/04 -  9/30/04   2.38   1.57
10/01/04 - 12/31/04   2.75   1.55
 1/01/05 -  3/31/05   2.60   1.78

The number of holders of the Company's Shares was approximately 607 on March 31,
2005, computed by the number of record holders, inclusive of holders for whom
Shares are being held in the name of brokerage houses and clearing agencies.

The Company has never paid a cash dividend and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, for use in its business.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

For the fiscal year ended March 31, 2005 ("Fiscal 2005"), revenue from vocational rehabilitation services totaled $1,139,947, a 4.3% decrease from the
$1,190,921 reported for the fiscal year ended March 31, 2004 ("Fiscal 2004").
The decrease in revenues during Fiscal 2005 was predominately the result of a decrease in case referrals from L&I, the Company's largest client. For the years ended March 31, 2005 and 2004, L&I accounted for 41% and 43%, respectively, of the Company's revenues. Revenue for Fiscal 2004 had remained consistent with the
$1,197,700 generated in the fiscal year ended March 31, 2003 ("Fiscal 2003").

The cost of vocational rehabilitation services was 50.5% of revenues for Fiscal
2005 as compared to 47.9% of revenues for Fiscal 2004. The Company experienced an increase in the cost of rehabilitation services due to a larger percentage of cases being performed by higher priced rehabilitation consultants. During Fiscal
2004, the cost of vocational rehabilitation services had remained consistent with Fiscal 2003, which was 47.8% of revenues.

Selling, general and administrative expenses were $1,169,879 and $1,182,194 in
Fiscal 2005 and Fiscal 2004, respectively. During Fiscal 2003, selling, general and administrative expenses were $1,474,350. During the fourth quarter of the year ended March 31, 2003, the Company had performed an annual impairment testing of goodwill as required by Statement of Financial Accounting Standards
No. 142, Goodwill and Other Intangible Assets. As a result of this test, the
Company concluded its goodwill was impaired due to its continued operating losses and decreases in market capitalization. Specifically, the fair value of the Company at the consolidated level based on its market capitalization was compared to its carrying value. This process indicated that the Company's carrying value exceeded its fair value. The fair value was then allocated to all of the Company's assets and liabilities. There was no excess fair value over the fair value allocated to the Company's net assets indicating that goodwill was impaired. As a result, the Company recorded a non-cash charge of $371,536 to operations to reflect this impairment of goodwill during Fiscal 2003.

Interest income increased to $127,982 during Fiscal 2005, as compared to interest income of $93,173 for Fiscal 2004, as a direct result of an increase in the amount of cash available for investment purposes as well as incrementally higher interest rates during the current fiscal year. Interest income during
Fiscal 2004 had decreased from $144,479 in Fiscal 2003 as a result of decreases in the cash available for investment and decreases in the prevailing interest rates.

Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. Income tax expense for Fiscal
2005 of $4,000 differs from the income tax benefit derived from applying the statutory rate principally due to an increase in the valuation allowance against deferred tax assets. Although the Company incurred operating losses in Fiscal
2005, it is still subject to state taxes based on capital. The Company believes it is more likely than not that the deferred tax assets will not be realized. As of March 31, 2005, the Company has net operating loss and capital loss carryforwards of approximately $1,172,000 and $467,000, respectively, which will be available to reduce future taxable income.

Liquidity and Capital Resources

The Company's primary source of cash is internally generated funds. At March 31,
2005, the Company had working capital of $7,396,108 as compared to working capital of $6,784,468 at March 31, 2004.

During Fiscal 2005, operating activities used cash of $452,124, primarily due to its operating loss. Cash provided by financing activities during Fiscal 2005 reflects $1,070,000 of proceeds related to the issuance of

Shares pursuant to the exercise of options to purchase 600,000 Shares. The
Company used $10,611 in its investing activities for capital expenditures during the year ended March 31, 2005.

On May 26, 2005, the Company repurchased 55,000 Shares in a private transaction at an aggregate cost of $84,288.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123
(revised 2004) Share-Based Payment ("SFAS 123R"), which is a revision of SFAS
123. Generally, the approach to accounting in SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. SFAS 123R offers several alternatives for implementation including prospective and retroactive adoption options. The
Company is required to adopt SFAS 123R beginning April 1, 2006 and is currently evaluating the requirements of SFAS 123R and the expected effect on the Company.

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

Item 7. Financial Statements.

The financial statements required by this Item are set forth at the pages indicated in Item 13 on page 15 of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and
Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this report. As of the end of the period covered by this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer,
of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange
Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the
Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic
Securities and Exchange Commission ("SEC") filings.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the Company's evaluation in connection with the preparation of this Annual Report.

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

Item 8B. Other Information.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
With Section 16(a) of the Exchange Act.

The executive officers and directors of the Company are as follows:

Name                    Age   Position
---------------------   ---   -------------------------------------
Gary Gelman              58   Chairman of the Board,
                              President and Chief Executive Officer

Gary J. Knauer           45   Chief Financial Officer,
                              Treasurer and Secretary

Edward M. Elkin, M.D.    66   Director

Peter Gutmann            76   Director

Joseph Looney            47   Director

Gary Gelman, the founder of the Company, has been Chairman of the Board since
July 1, 1985 and President, Chief Executive Officer and a director since inception. Mr. Gelman served as Treasurer from inception to October 1991. Since
1973, Mr. Gelman has also been Chief Executive Officer and a principal of
American Para Professional Systems, Inc. ("APPS"), which provides nurses who perform physical examinations of applicants for life and/or health insurance for insurance companies. He received a B.A. from Queens College.

Gary J. Knauer joined the Company as its Controller in July 1991 and has served as Chief Financial Officer and Treasurer since October 1991 and as Secretary since March 1993. Before joining the Company, he was employed from October 1984 to June 1991 by the accounting firm of KPMG LLP. He is a Certified Public
Accountant and holds a B.S. from the State University of New York at Binghamton.
Since February 1994, Mr. Knauer also has served as Chief Financial Officer of
APPS.

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

Joseph Looney was appointed as a director of the Company on June 14, 2005. He has been the Chief Financial Officer and Secretary of Astrex, Inc., a
distributor of electronic components, since 2002. From 1996-2002, he was the
Chief Financial Officer, V.P. of Finance and Assistant Secretary of Manchester

Technologies, Inc., a network integrator and reseller of computer products. From
1984-1996, he was employed by the accounting firm of KPMG LLP. He is a Certified
Public Accountant and has a B.A. from Queens College, City University of New
York and an M.S. from Long Island University. Since 1996, Mr. Looney has also been an Adjunct Professor of Accounting and Business Law at Hofstra University.

Mr. Looney was also named to serve on the Audit Committee of the Board of
Directors. The Board has determined that Mr. Looney is independent within the meaning of the Qualitative Listing Requirements (the "QLR") of the Nasdaq Stock
Market as to serving as a director of the Company. The Board has determined that
Mr. Looney is the "audit committee financial expert", as defined in regulations adopted pursuant to the Sarbanes-Oxley Act of 2002, serving on the Company's
Audit Committee. Finally, in connection with his appointment to the Audit
Committee and serving as the audit committee financial expert, the Board determined that Mr. Looney is independent in accordance with the (i)
requirements of the Exchange Act and the regulations promulgated thereunder and
(ii) the QLR.

The directors are elected at the Annual Meeting of Shareholders and hold office until the next Annual Meeting of Shareholders and until their respective successors have been elected and qualified or until their prior death, resignation or removal.

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. Messrs. Elkin, Gutmann
and Looney are the members of the Audit Committee.

Code of Ethics

The Company has adopted a Code of Ethics (the "Code of Ethics") that applies to its Chief Executive Officer, Chief Financial Officer, Directors and employees.
Any amendments or waivers to the Code of Ethics will be promptly disclosed as required by applicable laws, rules and regulations of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Federal securities laws, the Company's directors, its executive officers and any person holding more than 10% of the Company's Shares are required to report their ownership of the Company's Shares and any changes in that ownership to the SEC on the SEC's Forms 3, 4 and 5. Based on its review of the copies of such forms it has received, the Company believes that all officers, directors and owners of greater than 10% of the Company's equity securities complied on a timely basis with all filing requirements applicable to them with respect to transactions during Fiscal 2005, with the exception of one Form 4 which was filed on a delinquent basis in the case of an executive officer.

Item 10. Executive Compensation.

The following table sets forth all compensation paid or accrued to the Company's
Chief Executive Officer and another executive officer (the "Named Executive
Officers") for each of the Company's last three fiscal years. No other executive officer had total annual salary and bonus which exceeded $100,000 during the fiscal year ended March 31, 2005.

                           SUMMARY COMPENSATION TABLE



                                                                    Long-Term
                                                                  Compensation
                                      Annual Compensation            Awards
                                -------------------------------   ------------
                                                                   Securities
                                                   Other Annual    Underlying     All Other
Name and               Fiscal    Salary    Bonus   Compensation     Options      Compensation
Principal Position      Year       ($)      ($)       ($) (1)         (#)          ($) (2)
--------------------   ------   --------   -----   ------------   ------------   ------------

Gary Gelman             2005    $244,311     --         --                --        $2,592
   Chairman,            2004     244,311     --         --           100,000         2,514
   President and CEO    2003     244,311     --         --           500,000         2,496

Gary J. Knauer          2005    $125,840     --         --            50,000        $1,842
   Treasurer,           2004     119,881     --         --            30,000         1,810
   Secretary and CFO    2003     111,462     --         --            50,000         1,672


(1)  The aggregate amount of all perquisites and other personal benefits paid were not greater than either $50,000 or 10% of the total annual salary and bonus reported for the respective officers.

(2)  Consists of matching contributions made by the Company under the 401(k)
     plan for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

Compensation Plans

The following describes plans adopted by the Company pursuant to which cash or non-cash compensation was paid or distributed during the years ended March 31,
2005, 2004 and 2003 or pursuant to which such compensation may be distributed in the future, to the Chief Executive Officer and another executive officer.

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

Stock Option Plans

In July 1985, the Company's Board of Directors adopted the 1985 Stock Option
Plan (the "1985 Plan"). The 1985 Plan has expired, except as to options outstanding (consisting of options to purchase 7,500 Shares at March 31, 2005), and no additional options may be granted.

In March 1991, the Board of Directors adopted the Company's 1991 Stock Option
Plan (the "1991 Plan") and in October 1991, the shareholders of the Company ratified, approved and adopted the 1991 Plan. The 1991 Plan has also expired, except as to options outstanding (consisting of options to purchase 40,000
Shares at March 31, 2005), and no additional options may be granted.

On May 7, 1997, the Board of Directors adopted the 1997 Incentive Stock Option
Plan (the "1997 Plan") covering 750,000 Shares. The shareholders of the Company ratified and approved the 1997 Plan in September 1997. There are no remaining options available for grant under the 1997 Plan.

On August 25, 2000, the Board of Directors adopted the 2000 Incentive Stock Plan
(the "2000 Plan"). The Company's shareholders ratified and approved the 2000
Plan in October 2000. The 2000 Plan permits the granting of an aggregate of options to purchase 750,000 Shares.

At March 31, 2005, options to purchase 9,000 Shares were available for grant under the 2000 Plan.

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

On June 16, 2004, the Chief Executive Officer exercised options to purchase a total of 600,000 Shares pursuant to the 2000 Plan for an aggregate purchase price of $1,070,000.

On February 10, 2005, the Company granted options to purchase a total of 50,000
Shares (15,000 Shares under the 1997 Plan and 35,000 Shares under the 2000 Plan)
at an exercise price of $2.24 per Share to the Company's Chief Financial
Officer.

On June 14, 2005, the Board of Directors adopted the 2005 Stock Incentive Plan
(the "2005 Plan") covering 1,000,000 Shares subject to shareholder approval at the next Annual Meeting of Shareholders. Because of the percentage of beneficial ownership held by directors and management, approval of the 2005 Plan is assured.

All of the Company's Plans provide that the number of Shares subject thereto and the outstanding options and their exercise prices are to be appropriately adjusted for mergers, consolidations, recapitalizations, stock dividends, stock splits or combinations of shares.

The current option committee appointed by the Board of Directors to administer the Company's stock option plans consists of Messrs. Gutmann, Elkin and Looney, all independent directors within the meaning of the QLR. The Board of Directors may at any time terminate or from time to time amend or alter any of the existing stock option plans.

                        Option Grants in Last Fiscal Year

The following table contains information concerning options granted to the Named
Executive Officers during the fiscal year ended March 31, 2005:

                  Number of      % of Total
                  Securities       Options
                  Underlying     Granted to     Exercise
                   Options        Employees       Price    Expiration
Name             Granted (#)   in Fiscal Year    ($/sh)       Date
--------------   -----------   --------------   --------   ----------
Gary J. Knauer      50,000         100.0%         $2.24    02/10/2015

    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

The following table sets forth information regarding the exercise of options during Fiscal 2005 and the number and dollar value of unexercised stock options for the Named Executive Officers at March 31, 2005. The value realized represents the difference between the aggregate closing selling price of the
Shares on the date of exercise less the aggregate exercise price paid. The value of the unexercised in-the-money options is based on the closing price of the
Shares on March 31, 2005 of $1.89 per Share, minus the exercise price, multiplied by the number of Shares issuable upon exercise of the options. These values have not been, and may never be, realized.



                                                  Number of Securities          Value of Unexercised
                                                 Underlying Unexercised         In-the-Money Options
                      Shares         Value       Options at FY-End (#)             at FY-End ($)
                     Acquired      Realized   ---------------------------   ---------------------------
Name             on Exercise (#)      ($)     Exercisable   Unexercisable   Exercisable   Unexercisable
--------------   ---------------   --------   -----------   -------------   -----------   -------------

Gary Gelman          600,000        $6,000      550,000             --        $192,000            --
Gary J. Knauer            --            --      132,500         97,500        $  3,675        $6,525


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

Director Compensation

Each Director who is not a salaried employee receives an annual retainer of
$1,000 and a uniform fee of $500 for each Board of Directors' meeting and/or
Audit Committee meeting attended in person. In addition, Mr. Looney will receive an additional fee of $500 per Audit Committee meeting as the "audit committee financial expert" serving on the Company's Audit Committee.

Item 11. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters.

The following table and notes thereto set forth information regarding the beneficial ownership of the Company's Shares as of June 27, 2005 by (i) each person known by the Company to be the beneficial owner of more than 5% of such voting security, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group. The percentages have been calculated by taking into account all Shares owned on such date as well as all such Shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the Shares owned.

                                       Amount and Nature
Name and Address                         of Beneficial     Percent of
of Beneficial Owner                    Ownership (1) (4)    Class (1)
------------------------------------   -----------------   ----------
Gary Gelman (2)                          3,446,400            63.7%
Peter Gutmann (2)                          116,000 (3)         2.4%
Edward M. Elkin, M.D. (2)                   76,000             1.5%
Joseph Looney (2)                               --              --
Gary J. Knauer (2)                         132,500             2.7%
J. Morton Davis                            388,024 (5)         8.0%
Kinder Investments, L.P.                   292,500 (6)         6.0%
All executive officers and directors
   as a group (five persons)             3,770,900            66.3%

(1)  Based on a total of 4,804,800 Shares issued and outstanding and 828,500
     Shares issuable upon the exercise of presently exercisable stock options by persons described in the preceding table.

(2)  Address is c/o the Company, One Jericho Plaza, Jericho, NY 11753.

(3)  Includes 4,000 Shares owned by the wife of Mr. Gutmann, as to which beneficial ownership is disclaimed by Mr. Gutmann.

(4)  Includes the presently exercisable portions of outstanding stock options
     (aggregating 828,500 Shares) which, in the case of Messrs. Gelman, Gutmann,
     Elkin, and Knauer, are 550,000, 70,000, 76,000 and 132,500 Shares,
     respectively.

(5)  386,924 of these Shares are owned of record by D.H. Blair Investment
     Banking Corp., whose address is 44 Wall Street, New York, New York 10005
     ("Blair Investment"). Mr. Davis has reported that Blair Investment's Shares may be deemed to be beneficially owned by him. Mr. Davis owns 1,100 Shares directly.

(6)  These Shares are owned of record by Kinder Investments, L.P. ("Kinder"),
     Nesher, LLC, the general partner of Kinder ("Nesher") and Dov Perlysky, the managing member of Nesher ("Perlysky"). The reporting parties' business address is 100 Park Avenue, New York, NY 10017. Nesher and Kinder may be
     deemed to beneficially own 292,500 Shares. Perlysky may be deemed to beneficially own 292,572 Shares, consisting of 292,500 Shares owned directly by Kinder and 72 Shares owned directly by Perlysky's wife.

                      Equity Compensation Plan Information



                                                                          Number of securities
                        Number of securities                             Remaining available for
                          to be issued upon      Weighted-average     future issuance under equity
                             exercise of         exercise price of         compensation plans
                        outstanding options,   outstanding options,       (excluding securities
                         warrants and rights    warrants and rights     reflected in column (a))
    Plan category               (a)                     (b)                        (c)
---------------------   --------------------   --------------------   ----------------------------

Equity compensation
   Plans approved by
   security holders            938,500                 $1.97                      9,000

Equity compensation
   Plans not approved by
   security holders                  0                   N/A                          0

   Total                       938,500                 $1.97                      9,000


Item 12. Certain Relationships and Related Transactions.

On August 20, 2004, the Company entered into a seven-year non-cancelable operating sublease commencing December 1, 2004 for office space with APPS, an entity under the control of the Company's Chairman of the Board. Basic rent under the sublease has been established as a pass-through with the Company's cost being fixed at a cost equal to the pro-rated rent payable for the subleased space by APPS to the building's landlord.

                                     PART IV

Item 13. Exhibits.

Documents filed with this report:

     1.   Financial Statements:

          Report of Independent Registered Public Accounting Firm

          Report of Independent Registered Public Accounting Firm

          Consolidated Balance Sheets as of March 31, 2005 and 2004

          Consolidated Statements of Operations for the years ended March 31,
          2005 and 2004

          Consolidated Statements of Stockholders' Equity for the years ended
          March 31, 2005 and 2004

          Consolidated Statements of Cash Flows for the years ended March 31,
          2005 and 2004

          Notes to Consolidated Financial Statements

          Financial Statement Schedules

          Financial statement schedules have been omitted because the required information is inapplicable or because the information is presented in the financial statements or related notes.

     2.   Exhibits

          3      Certificate of Incorporation of the Company as amended
                 (Incorporated by reference to Exhibit 3.1 to the Company's
                 Registration Statement on Form S-18, File No. 2-99625-NY, dated
                 March 31, 1989).

          3.1    Certificate of Amendment of Certificate of Incorporation
                 (Incorporated by reference to Exhibit 4 to the Company's Annual
                 Report on Form 10-K for its year ended March 31, 1989).

          3.2    By-Laws of the Company (Incorporated by reference to Exhibit
                 3.2 to the Company's Registration Statement on Form S-3, File
                 No. 33-40200, dated April 26, 1991).

          10.1   1985 Stock Option Plan (Incorporated by reference to Exhibit
                 10.5 to the Company's Registration Statement on Form S-18, File
                 No. 2-99625-NY, dated March 31, 1989).

          10.2   1991 Stock Option Plan (Incorporated by reference to Exhibit
                 10.5 to the Company's Registration Statement on Form S-3, File
                 No. 33-40200, dated April 26, 1991).

          10.3   1997 Stock Incentive Plan (Incorporated by reference to Exhibit
                 4 to the Company's Registration Statement on Form S-8, File No.
                 333-39071, dated October 30, 1997).

          10.4   2000 Stock Incentive Plan (Incorporated by reference to Exhibit
                 A to the Company's Proxy Statement dated September 11, 2000).

          10.5   Employment Agreement, dated June 7, 2001, between the Company and Gary Gelman (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for its year ended
                 March 31, 2001).

          10.6   Sublease Agreement, dated August 20, 2004, between American
                 Para Professional Systems, Inc. and the Company with respect to the premises at One Jericho Plaza, Jericho, NY. (Incorporated by reference to Exhibit 10 to the Company's Form 10-QSB for the quarter ended September 30, 2005).

          10.7   Lease Agreement, dated March 14, 2005, with respect to the RPM
                 Rehabilitation & Associates, Inc. office located at 1212 N.
                 Washington Street, Spokane, WA.

          10.8   2005 Stock Incentive Plan.

          14     Code of Ethics (Incorporated by reference to Exhibit 14 to the
                 Company's Annual Report on Form 10-KSB for its year ended March
                 31, 2004).

          21     Subsidiaries.

          23.1   Consent of Independent Registered Public Accounting Firm.

          23.2   Consent of Independent Registered Public Accounting Firm.

          31.1   Rule 13a-14(a)/15d-14(a) Certification.

          31.2   Rule 13a-14(a)/15d-14(a) Certification.

          32.1   Section 1350 Certification of Chief Executive Officer.

          32.2   Section 1350 Certification of Chief Financial Officer.

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed for the fiscal year ended March 31, 2005 for professional services rendered by J.H. Cohn LLP for the audit of the annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB were $30,000.

The aggregate fees billed for the fiscal year ended March 31, 2004 for professional services rendered by KPMG LLP for the audit of the annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB were $32,000.

Audit Related Fees.

The Company did not pay any additional fees for assurance services and related services to J.H. Cohn LLP or KPMG LLP that are reasonably related to the audit of the Company's annual financial statements and review of the interim financial statements included in the quarterly reports that are not reported under "Audit
Fees" during the fiscal years ended March 31, 2005 and 2004, respectively.

Tax Fees.

The Company did not engage J.H. Cohn LLP or KPMG LLP to provide tax services to the Company during the fiscal years ended March 31, 2005 and 2004, respectively.

All Other Fees.

The Company did not engage J.H. Cohn LLP or KPMG LLP to provide professional services to the Company regarding financial information systems design and implementation during the fiscal years ended March 31, 2005 and 2004, respectively.

Audit Committee Pre-Approval and Permissible Non-Audit Services of Independent
Registered Public Accounting Firm.

The Audit Committee, consisting of Messrs. Elkin and Gutmann (and, effective
June 14, 2005, Mr. Looney), is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount.
The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

The Audit Committee pre-approved 100% of the Company's fiscal 2005 audit fees.

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

DATE: June 27, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



SIGNATURES                                          TITLE                   DATE
----------                                          -----                   ----

/s/ Gary Gelman                         Chairman of the Board,          June 27, 2005
-------------------------------------   President and Chief
Gary Gelman                             Executive Officer
                                        (Principal Executive Officer)

/s/ Gary J. Knauer                      Chief Financial Officer,        June 27, 2005
-------------------------------------   Treasurer and Secretary
Gary J. Knauer                          (Principal Financial
                                        and Accounting Officer)

/s/ Edward M. Elkin                     Director                        June 27, 2005
-------------------------------------
Edward M. Elkin, M.D.

/s/ Peter Gutmann                       Director                        June 27, 2005
-------------------------------------
Peter Gutmann

/s/ Joseph Looney                       Director                        June 27, 2005
-------------------------------------
Joseph Looney


                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Report of Independent Registered Public Accounting Firm                      F-1

Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Financial Statements:

   Consolidated Balance Sheets as of March 31, 2005 and 2004                 F-3

   Consolidated Statements of Operations for the years ended
      March 31, 2005 and 2004                                                F-4

   Consolidated Statements of Stockholders' Equity for the years ended
      March 31, 2005 and 2004                                                F-5

   Consolidated Statements of Cash Flows for the years ended
      March 31, 2005 and 2004                                                F-6

   Notes to Consolidated Financial Statements                                F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Claims Evaluation, Inc:

We have audited the accompanying consolidated balance sheet of American Claims
Evaluation, Inc. and subsidiary as of March 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Claims
Evaluation, Inc. and subsidiary as of March 31, 2005, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Jericho, New York
May 26, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
American Claims Evaluation, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheet of American Claims
Evaluation, Inc. and subsidiary as of March 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Claims
Evaluation, Inc. and subsidiary as of March 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

June 7, 2004

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                             March 31, 2005 and 2004



                               ASSETS                                    2005         2004
                                                                      ----------   ----------

Current assets:
   Cash and cash equivalents                                          $7,371,185   $6,763,920
   Accounts receivable (net of allowance for doubtful
      accounts of $1,000 in 2005 and 2004)                               109,721      125,697
   Prepaid expenses                                                       35,301       35,930
   Prepaid and recoverable income taxes                                       --          272
                                                                      ----------   ----------
      Total current assets                                             7,516,207    6,925,819
Property and equipment, net                                               33,045       55,917
                                                                      ----------   ----------
      Total assets                                                    $7,549,252   $6,981,736
                                                                      ==========   ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                   $   10,354   $   44,357
   Accrued expenses                                                      108,517       96,994
   Income tax payable                                                      1,228           --
                                                                      ----------   ----------
      Total current liabilities                                          120,099      141,351
                                                                      ----------   ----------
Commitments

Stockholders' equity:
   Common stock, $0.01 par value. Authorized 10,000,000 shares;
      issued 5,050,000 shares in 2005 and 4,450,000 shares in 2004;
      outstanding 4,859,800 shares in 2005 and 4,259,800
      shares in 2004                                                      50,500       44,500
   Additional paid-in capital                                          4,579,699    3,515,699
   Retained earnings                                                   3,116,095    3,597,327
                                                                      ----------   ----------
                                                                       7,746,294    7,157,526
   Treasury stock, at cost                                              (317,141)    (317,141)
                                                                      ----------   ----------
      Total stockholders' equity                                       7,429,153    6,840,385
                                                                      ----------   ----------
      Total liabilities and stockholders' equity                      $7,549,252   $6,981,736
                                                                      ==========   ==========


See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                       Years ended March 31, 2005 and 2004

                                                           2005         2004
                                                        ----------   ----------
Revenues                                                $1,139,947   $1,190,921
Cost of services                                           575,282      570,486
                                                        ----------   ----------
      Gross margin                                         564,665      620,435
Selling, general, and administrative expenses            1,169,879    1,182,194
                                                        ----------   ----------
      Operating loss                                      (605,214)    (561,759)
Other income:
   Interest income                                         127,982       93,173
                                                        ----------   ----------
      Loss before income tax expense                      (477,232)    (468,586)
Income tax expense                                           4,000        6,000
                                                        ----------   ----------
      Net loss                                          $ (481,232)  $ (474,586)
                                                        ==========   ==========
Loss per share - basic                                  $    (0.10)  $    (0.11)
                                                        ==========   ==========
Loss per share - diluted                                $    (0.10)  $    (0.11)
                                                        ==========   ==========
Weighted average shares - basic                          4,789,800    4,259,800
Potential dilutive shares                                       --           --
                                                        ----------   ----------
Weighted average shares - diluted                        4,789,800    4,259,800
                                                        ==========   ==========

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                       Years ended March 31, 2005 and 2004



                                 COMMON STOCK       ADDITIONAL                   TREASURY STOCK         TOTAL
                            ---------------------     PAID-IN     RETAINED    -------------------   STOCKHOLDERS'
                              SHARES    PAR VALUE     CAPITAL     EARNINGS     SHARES     AMOUNT        EQUITY
                            ---------   ---------   ----------   ----------   -------   ---------   -------------

Balance at March 31, 2003   4,450,000    $44,500    $3,515,699   $4,071,913   190,200   $(317,141)   $7,314,971

Net loss                           --         --            --     (474,586)       --          --      (474,586)
                            ---------    -------    ----------   ----------   -------   ---------    ----------
Balance at March 31, 2004   4,450,000     44,500     3,515,699    3,597,327   190,200    (317,141)    6,840,385

Net loss                           --         --            --     (481,232)       --          --      (481,232)
Exercise of stock options     600,000      6,000     1,064,000           --        --          --     1,070,000
                            ---------    -------    ----------   ----------   -------   ---------    ----------
Balance at March 31, 2005   5,050,000    $50,500    $4,579,699   $3,116,095   190,200   $(317,141)   $7,429,153
                            =========    =======    ==========   ==========   =======   =========    ==========


See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                       Years ended March 31, 2005 and 2004

                                                           2005         2004
                                                        ----------   ----------
Cash flows from operating activities:
   Net loss                                             $ (481,232)  $ (474,586)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                      33,483       33,172
         Deferred income taxes                                  --        2,527
         Changes in operating assets and liabilities:
            Accounts receivable                             15,976      (24,100)
            Prepaid expenses                                   629         (404)
            Prepaid and recoverable income taxes               272        8,464
            Accounts payable                               (34,003)      29,505
            Accrued expenses                                11,523       11,794
            Income tax payable                               1,228           --
                                                        ----------   ----------
               Net cash used in operating activities      (452,124)    (413,628)
                                                        ----------   ----------
Cash flows from investing activities:
   Capital expenditures                                    (10,611)      (1,792)
                                                        ----------   ----------
               Net cash used in investing activities       (10,611)      (1,792)
                                                        ----------   ----------
Cash flows from financing activities:
   Proceeds from exercise of stock options               1,070,000           --
                                                        ----------   ----------
               Net cash provided by financing
                  activities                             1,070,000           --
                                                        ----------   ----------
               Net increase (decrease) in cash and
                  cash equivalents                         607,265     (415,420)
Cash and cash equivalents - beginning of year            6,763,920    7,179,340
                                                        ----------   ----------
Cash and cash equivalents - end of year                 $7,371,185   $6,763,920
                                                        ==========   ==========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Income taxes                                      $    2,500   $    3,877
                                                        ==========   ==========

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2005 and 2004

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  NATURE OF BUSINESS

          American Claims Evaluation, Inc. (the "Company") operates in a single segment that provides a full range of vocational rehabilitation and disability management services through its wholly owned subsidiary,
          RPM Rehabilitation & Associates, Inc.

     (b)  PRINCIPLES OF CONSOLIDATION

          The Company's financial statements are prepared on a consolidated basis and include the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

     (c)  REVENUE RECOGNITION

          Revenue for vocational rehabilitation services is recognized when the related services are provided.

     (d)  CASH AND CASH EQUIVALENTS

          All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash equivalents are comprised of short-term commercial paper of $6,992,621 and $6,703,687 as of March 31, 2005 and 2004, respectively.

     (e)  PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets.

     (f)  INCOME TAXES

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

     (g)  EARNINGS (LOSS) PER SHARE

          Basic earnings (loss) per share is computed on the weighted average common shares outstanding. Diluted earnings (loss) per share reflects the maximum dilution from potential common shares issuable pursuant to the exercise of stock options, if dilutive, outstanding during each period. Employee stock options to purchase 938,500 and 1,508,500 shares of common stock for the years ended March 31, 2005 and 2004, respectively, were not included in the diluted loss per share calculations because their effect would have been anti-dilutive.

     (h)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The book values of the Company's monetary assets and liabilities approximate fair value as a result of the short-term nature of such assets and liabilities.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2005 and 2004

     (i)  USE OF ESTIMATES

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

     (j)  STOCK OPTION PLANS

          The Company has adopted the "disclosure only" provisions of SFAS No.
          123, Accounting for Stock-Based Compensation ("SFAS 123"), and will continue to use the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting
          for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for the Company's stock option plans as the exercise price of the Company's stock option grants equaled or exceeded the fair value of the Company's common stock at the date of grant. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards during the years ended March 31, 2005 and 2004 consistent with the provisions of SFAS 148, Accounting for Stock-Based Compensation -
          Transition and Disclosure, and SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                             2005        2004
                                                          ---------   ---------
          Net loss, as reported                           $(481,232)  $(474,586)
          Less: Total stock-based employee compensation
                expense determined under fair value
                based method for all awards                 (37,050)   (139,569)
                                                          ---------   ---------
          Pro forma net loss                              $(518,282)  $(614,155)
                                                          =========   =========

          Basic loss per share:
             As reported                                  $   (0.10)  $   (0.11)
             Pro forma                                    $   (0.11)  $   (0.14)

          Diluted loss per share:
             As reported                                  $   (0.10)  $   (0.11)
             Pro forma                                    $   (0.11)  $   (0.14)

          The per share weighted average fair value of stock options granted during the years ended March 31, 2005 and 2004 was $1.33 and $1.02, respectively, on the dates of the grants. These fair values were determined using the Black-Scholes option-pricing model with the following weighted average assumptions: 2005 - expected dividend yield
          0%, risk-free interest rate of 4.07%, an expected option life of 7.5 years and an expected volatility of 52%; 2004 - expected dividend yield 0%, risk-free interest rate of 4.26%, an expected option life of
          7.5 years and an expected volatility of 50%.

          The pro forma effects on net loss and loss per share for the years ended March 31, 2005 and 2004 may not be representative of the pro forma effects in future years since compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extend beyond the reported years.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2005 and 2004

     (k)  RECENT ACCOUNTING PRONOUNCEMENTS

          In December 2004, the Financial Accounting Standards Board issued SFAS
          No. 123 (revised 2004) Share-Based Payment ("SFAS 123R"), which is a revision of SFAS 123. Generally, the approach to accounting in SFAS
          123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. SFAS
          123R offers several alternatives for implementation including prospective and retroactive adoption options. The Company is required to adopt SFAS 123R beginning April 1, 2006 and is currently evaluating the requirements of SFAS 123R and the expected effect on the Company.

(2)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at March 31, 2005 and
     2004:

                                                                     ESTIMATED
                                               2005       2004      USEFUL LIFE
                                             --------   --------   -------------
     Equipment                               $172,910   $195,081      5 years
     Furniture and fixtures                    36,803     72,366   5 to 10 years
                                             --------   --------
                                              209,713    267,447
     Less accumulated depreciation            176,668    211,530
                                             --------   --------
                                             $ 33,045   $ 55,917
                                             ========   ========

     Depreciation expense for the years ended March 31, 2005 and 2004 amounted to $33,483 and $33,172, respectively.

(3)  INCOME TAXES

     Income tax expense for the years ended March 31, 2005 and 2004 is comprised of the following:

                                                             YEAR ENDED MARCH 31
                                                             -------------------
                                                                2005     2004
                                                               ------   ------
     Current:
        Federal                                                $   --   $   --
        State                                                   4,000    3,473
                                                               ------   ------
                                                                4,000    3,473

     Deferred:
        Federal                                                    --    2,527
                                                               ------   ------
                                                               $4,000   $6,000
                                                               ======   ======

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2005 and 2004

     Total income tax expense differed from that which would have resulted when applying the statutory Federal income tax rate as a result of the following items:

                                                    YEAR ENDED MARCH 31
                                            ----------------------------------
                                                  2005               2004
                                            ---------------    ---------------
     Expected income tax benefit at the
        statutory Federal tax rate          $(162,000)  (34)%  $(159,000)  (34)%
     Increase in valuation allowance          165,000    35      164,000    35
     State taxes, net of Federal tax            1,000    --        1,000    --
                                            ---------   ---    ---------   ---
        Actual income tax expense           $   4,000     1%   $   6,000     1%
                                            =========   ===    =========   ===

     The tax effects of temporary differences comprising the Company's deferred income tax assets at March 31, 2005 and 2004 are as follows:

                                                             2005        2004
                                                          ---------   ---------
     Deferred tax assets:
        Capital loss carryforwards                        $ 159,000   $ 159,000
        Net operating loss carryforwards                    399,000     242,000
        Depreciation                                          8,000          --
        Valuation allowance                                (566,000)   (401,000)
                                                          ---------   ---------
                                                          $      --   $      --
                                                          =========   =========

     At March 31, 2005, the Company had net operating and capital loss carryforwards of approximately $1,172,000 and $467,000, respectively, for
     Federal income tax purposes which will be available to reduce future taxable income. The utilization of such net operating losses ("NOLs") and capital losses is subject to certain limitations under Federal income tax laws. Capital losses may only be used to offset future capital gains. NOLs and capital losses are scheduled to expire in the years ending March 31,
     2025 and March 31, 2007, respectively.

     Based upon the uncertainty of whether the Company's NOLs and capital loss carryforwards may ultimately be utilized prior to their respective expirations, increases in valuation allowances of $165,000 were recorded during 2005. Benefits currently considered unrealizable could be adjusted in the future if estimates of future taxable income during the carryforward period are revised.

(4)  MAJOR CUSTOMERS

     The Company has one customer, Washington State Department of Labor &
     Industries, that accounted for 41% and 43% of revenues during the years ended March 31, 2005 and 2004, respectively. The Company has two other customers that accounted for 10% and 17% of revenues and 12% and 11% of revenues for the years ended March 31, 2005 and 2004, respectively.
     Revenues from a fourth customer comprised 12% of revenues for the year ended March 31, 2005.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2005 and 2004

(5)  STOCK OPTIONS

     The Company has four stock option plans, the 1985 Stock Option Plan ("1985
     Plan"), the 1991 Stock Option Plan ("1991 Plan"), the 1997 Incentive Stock
     Option Plan ("1997 Plan") and the 2000 Incentive Stock Option Plan ("2000
     Plan"). The 1985 Plan and the 1991 Plan have expired except as to options outstanding. The 1997 Plan and the 2000 Plan provide for incentive or nonqualified stock options to be granted to key employees, officers, directors, independent contractors and consultants of the Company, for the purchase of up to 750,000 shares per Plan.

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

     Changes in the options outstanding during the years ended March 31, 2005 and 2004 are summarized in the following table:

                                                                     WEIGHTED
                                                      NUMBER OF      AVERAGE
                                                       SHARES     EXERCISE PRICE
                                                      ---------   --------------
     Outstanding at March 31, 2003                    1,488,500        $1.95
        Granted                                         130,000         1.70
        Expired                                        (110,000)        2.48
                                                      ---------        -----
     Outstanding at March 31, 2004                    1,508,500         1.89
        Exercised                                      (600,000)        1.78
        Granted                                          50,000         2.24
        Expired                                         (20,000)        1.88
                                                      ---------        -----
     Outstanding at March 31, 2005                      938,500        $1.97
                                                      =========        =====

     At March 31, 2005, there were options to purchase 9,000 shares available for grant under the 2000 Plan.

     The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the
     Company's stock options at March 31, 2005:

                                                     WEIGHTED
                                                     AVERAGE        WEIGHTED
                            NUMBER OF OPTIONS     EXERCISE PRICE    AVERAGE
        RANGE OF      -------------------------   OF EXERCISABLE   REMAINING
     EXERCISE PRICE   OUTSTANDING   EXERCISABLE      OPTIONS          LIFE
     --------------   -----------   -----------   --------------   ---------
         $1.25          300,000       300,000         $1.25         2 years
     $1.70 - $1.88      146,000        98,500          1.80         7 years
     $2.10 - $2.56      492,500       442,500          2.49         5 years
                        -------       -------         -----         -------
                        938,500       841,000         $1.97         5 years
                        =======       =======         =====         =======

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2005 and 2004

(6)  RETIREMENT PLAN

     The Company sponsors a retirement plan pursuant to Section 401(k) of the
     Internal Revenue Code of 1986, as amended (the "Code"), for all employees meeting certain service requirements. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the
     Code. The plan provides for a matching contribution by the Company which amounted to $11,458 and $11,929 for the years ended March 31, 2005 and
     2004, respectively.

(7)  COMMITMENTS

     Rent expense under noncancelable operating leases for office space amounted to $127,297 and $141,996 for the years ended March 31, 2005 and 2004, respectively.

     On August 20, 2004, the Company entered into a seven-year non-cancelable operating sublease commencing December 1, 2004, for office space with
     American Para Professional Systems, Inc. ("APPS"), an entity under the control of the Company's Chairman of the Board. Basic rent under the sublease has been established as a pass-through with the Company's cost being fixed at a cost equal to the pro-rated rent payable for the subleased space by APPS to the building's landlord. Rent expense paid to this related entity under the sublease for the year ended March 31, 2005 was $12,000.

     Minimum lease payments under the related party sublease as of March 31,
     2005 are as follows:

     2006                              $ 36,000
     2007                                37,000
     2008                                39,000
     2009                                40,000
     2010                                41,000
     thereafter                          71,000
                                       --------
        Total minimum lease payments   $264,000
                                       ========

     Minimum lease payments under the non-cancelable lease as of March 31, 2005 are as follows:

     2006                              $ 45,000
     2007                                43,000
     2008                                44,000
     2009                                 1,000
                                       --------
        Total minimum lease payments   $133,000
                                       ========

(8)  SUBSEQUENT EVENT

     On May 26, 2005, the Company repurchased 55,000 shares of common stock in a private transaction at an aggregate cost of $84,288.

