Form 10QSB
period 2005-06-30
AMERICAN CLAIMS EVALUATION INC
filed 2005-08-15
CIK 774517

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       (Mark One)

        {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                                                 -------------

        { } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                 For the transition period from ______ to ______

                         Commission file number: 0-14807

                        AMERICAN CLAIMS EVALUATION, INC.
        (Exact name of small business issuer as specified in its charter)

                    New York                        11-2601199
         -------------------------------         ------------------
         (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)          Identification No.)

                   One Jericho Plaza, Jericho, New York 11753
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (516) 938-8000
                                 --------------
                           (Issuer's telephone number)

As of August 12, 2005, there were 4,804,800 shares of the issuer's common stock,
$.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                              ---      ---

                           AMERICAN CLAIMS EVALUATION, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I  - FINANCIAL INFORMATION

Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets as of June 30, 2005
                (unaudited) and March 31, 2005                              3

             Condensed Consolidated Statements of Operations for the
                Three Months ended June 30, 2005 and 2004 (unaudited)       4

             Condensed Consolidated Statements of Cash Flows for the
                Three Months ended June 30, 2005 and 2004 (unaudited)       5

             Notes to Condensed Consolidated Financial Statements
                (unaudited)                                               6 - 7

Item 2.   Management's Discussion and Analysis or Plan of Operation       8 - 9

Item 3.   Controls and Procedures                                          10

PART II - OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      11

Item 6.   Exhibits                                                         11

SIGNATURES                                                                 12

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets



                                                                               June 30, 2005  Mar. 31, 2005
                                                                               -------------  -------------
                                                                                (Unaudited)
                                     Assets

Current assets:
  Cash and cash equivalents                                                     $ 7,208,948    $ 7,371,185
  Accounts receivable, net                                                           85,616        109,721
  Prepaid expenses                                                                   37,414         35,301
                                                                                -----------    -----------
    Total current assets                                                          7,331,978      7,516,207

Property and equipment, net                                                          26,493         33,045
                                                                                -----------    -----------
  Total assets                                                                  $ 7,358,471    $ 7,549,252
                                                                                ===========    ===========

                      Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                              $    18,473    $    10,354
  Accrued expenses                                                                  103,644        108,517
  Income taxes payable                                                                   --          1,228
                                                                                -----------    -----------
      Total current liabilities                                                     122,117        120,099
                                                                                -----------    -----------

Commitments

Stockholders' equity:
   Common stock, $.01 par value. Authorized
     10,000,000 shares; issued 5,050,000
     shares, outstanding 4,804,800 and
     4,859,800 shares at June 30, 2005
     and March 31, 2005, respectively                                                50,500         50,500
   Additional paid-in capital                                                     4,579,699      4,579,699
   Retained earnings                                                              3,007,677      3,116,095
                                                                                -----------    -----------
                                                                                  7,637,876      7,746,294
   Treasury stock, at cost                                                         (401,522)      (317,141)
                                                                                -----------    -----------
     Total stockholders' equity                                                   7,236,354      7,429,153
                                                                                -----------    -----------
     Total liabilities and stockholders' equity                                 $ 7,358,471    $ 7,549,252
                                                                                ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)



                                                           Three months ended
                                                         ----------------------
                                                          June 30,     June 30,
                                                            2005         2004
                                                         ---------    ---------

Revenues                                                 $ 287,221    $ 287,190
Cost of services                                           151,209      144,358
                                                         ---------    ---------

     Gross margin                                          136,012      142,832

Selling, general, and administrative expenses              303,775      290,559
                                                         ---------    ---------

     Operating loss                                       (167,763)    (147,727)

Interest income                                             59,345       15,384
                                                         ---------    ---------

     Loss before income tax expense                       (108,418)    (132,343)

Income tax expense                                            --          1,000
                                                         ---------    ---------

     Net loss                                            $(108,418)   $(133,343)
                                                         =========    =========

Net loss per share - basic                               $   (0.02)   $   (0.03)
                                                         =========    =========
Net loss per share - diluted                             $   (0.02)   $   (0.03)
                                                         =========    =========

Weighted average shares - basic                          4,841,467    4,459,800
                                                         =========    =========
Weighted average shares - diluted                        4,841,467    4,459,800
                                                         =========    =========


See accompanying notes to condensed consolidated financial statements.

                             AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                             Condensed Consolidated Statements of Cash Flows

                                               (Unaudited)



                                                                    Three months ended
                                                                  --------------------------
                                                                    June 30,       June 30,
                                                                     2005           2004
                                                                  -----------    -----------

Cash flows from operating activities:
     Net loss                                                     $  (108,418)   $  (133,343)
                                                                  -----------    -----------
     Adjustments to reconcile net loss to net
          cash used in operating activities:
        Depreciation                                                    8,341          8,441
        Changes in assets and liabilities:
            Accounts receivable                                        24,105         13,814
            Prepaid expenses                                           (2,113)         1,001
            Prepaid and recoverable income taxes                         --             (770)
            Accounts payable                                            8,119            747
            Accrued expenses                                           (4,873)        23,386
            Income taxes payable                                       (1,228)          --
                                                                  -----------    -----------
                                                                       32,351         46,619
                                                                  -----------    -----------
            Net cash used in operating activities                     (76,067)       (86,724)
                                                                  -----------    -----------

Cash flows from investing activities:
     Capital expenditures                                              (1,789)        (9,466)
                                                                  -----------    -----------
            Net cash used in investing activities                      (1,789)        (9,466)
                                                                  -----------    -----------

Cash flows from financing activities:
     Purchase of treasury shares                                      (84,381)          --
     Proceeds from exercise of stock options                             --        1,070,000
                                                                  -----------    -----------
            Net cash provided by (used in) financing activities       (84,381)     1,070,000
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                 (162,237)       973,810

Cash and cash equivalents at beginning of period                    7,371,185      6,763,920
                                                                  -----------    -----------

Cash and cash equivalents at end of period                        $ 7,208,948    $ 7,737,730
                                                                  ===========    ===========
Supplemental disclosure of cash flow information:
     Income taxes paid                                            $      --      $     1,770
                                                                  ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

General

The accompanying unaudited consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, necessary to make the consolidated financial position, results of operations and cash flows for the interim periods not misleading. Interim periods are not necessarily indicative of results for a full year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended March 31, 2005 and the notes thereto contained in the Company's
Annual Report on Form 10-KSB, as filed with the Securities and Exchange
Commission.

Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the three months ended June 30, 2005 and 2004:

                                                  Three months ended
                                              --------------------------
                                               06/30/05       06/30/04
                                              -----------    -----------
Numerator:
     Net loss                                 $  (108,418)   $  (133,343)
Denominator:
     Denominator for basic loss per share -
        weighted average shares                 4,841,467      4,459,800
     Effect of dilutive securities:
        Stock options                                --             --
                                              -----------    -----------
     Denominator for diluted
        loss per share                          4,841,467      4,459,800
                                              ===========    ===========
Basic loss per share                          $     (0.02)   $     (0.03)
                                              ===========    ===========
Diluted loss per share                        $     (0.02)   $     (0.03)
                                              ===========    ===========

Potentially dilutive securities consisting of employee stock options to purchase
938,500 and 908,500 shares as of June 30, 2005 and 2004, respectively, were not included in the diluted net loss per share calculations because their effect would have been anti-dilutive.

Stock Option Plans

The Company has adopted the "disclosure only" provisions of Statement of
Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based
Compensation, and will continue to use the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting
for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for the Company's stock option plans as the exercise price of the
Company's stock option grants equaled or exceeded the fair value of the
Company's common stock at the date of grant. Had compensation expense for the
Company's stock option plans been determined based on the fair value at the grant date for awards during the three months ended June 30, 2005 and 2004 consistent with the provisions of SFAS No. 148, Accounting for Stock-Based
Compensation - Transition and Disclosure, and SFAS No. 123, the Company's net
loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                         Three months ended
                                                       ----------------------
                                                        06/30/05     06/30/04
                                                       ---------    ---------
Numerator:
     Net loss                                          $(108,418)   $(133,343)
Deduct:  Total stock-based employee
     compensation expense determined under
     fair value method for options granted                (9,263)      (5,106)
                                                       ---------    ---------
Pro forma net loss                                     $(117,681)   $(138,449)
                                                       =========    =========
Net loss per share:
     Basic and diluted - as reported                   $   (0.02)   $   (0.03)
                                                       =========    =========
     Basic and diluted - pro forma                     $   (0.02)   $   (0.03)
                                                       =========    =========

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
The Company does not consider any of its accounting policies to be critical. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005. The accounting policies used in preparing our interim condensed consolidated financial statements are the same as those described in our Annual Report.

Results of Operations - Three Months ended June 30, 2005 and 2004

Revenues for the quarterly period ended June 30, 2005 were $287,221, which was consistent with the $287,190 reported for the three month period ended June 30,
2004.

Cost of services as a percentage of revenues for the three month periods ended
June 30, 2005 and 2004 were 52.6% and 50.3%, respectively. The increase in cost of services resulted from a change in the mix of vocational rehabilitation services being performed by the Company.

Selling, general and administrative expenses for the quarter ended June 30, 2005 increased to $303,775 from $290,559 for the three months ended June 30, 2004.
During the three months ended June 30, 2005, the Company's expenditures increased as a result of the hiring of an individual to market vocational rehabilitation and related services in the State of Washington. This increase was offset by a decrease in the Company's rent expense in the current three month period under its new sublease.

Interest income for the three months ended June 30, 2005 increased to $59,345 from the $15,384 recorded during the three months ended June 30, 2004. This increase is directly related to an increase in cash available for investment as well as incrementally higher interest rates during the current fiscal year.

Liquidity and Capital Resources

At June 30, 2005, the Company had working capital of $7,209,861 as compared to working capital of $7,396,108 at March 31, 2005. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.

During the three months ended June 30, 2005, net cash used in operations of
$76,067 consisted principally of a net loss of $108,418, offset by a decrease in accounts receivable of $24,105. The Company used $84,381 in its financing activities to purchase shares of its common stock during the quarter ended June
30, 2005.

Cash provided by financing activities during the three months ended June 30,
2004 reflects $1,070,000 of proceeds related to the issuance of common stock pursuant to the exercise of options to purchase 600,000 shares of common stock.

Minimum lease payments under non-cancelable leases and subleases, exclusive of future escalation charges, for the remainder of fiscal 2005 and fiscal years ending thereafter are as follows:

                      2005                     $ 59,000
                      2006                       80,000
                      2007                       83,000
                      2008                       41,000
                      2009                       41,000
                      Thereafter                 71,000
                                               --------
                                               $375,000
                                               ========

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

Item 3.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this report. As of the end of the fiscal quarter ended June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial
Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the
Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic
Securities and Exchange Commission filings.

(b)  Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the Company's evaluation in connection with the preparation of this Form 10-QSB.

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

                           PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Small Business Issuer Purchases of Equity Securities



--------------------------------------------------------------------------------------------------------------------
                                                             (c) Total Number of           (d) Maximum Number
                                             (b) Average      Shares (or Units)          (or Approximate Dollar
      Period          (a) Total Number of    Price Paid      Purchased as part of     Value) of Shares (or Units)
                       Shares (or Units)      Per Share       Publicly Announced       that May Yet Be Purchased
                           Purchased          (or Unit)       Plans or Programs       Under the Plans or Programs
--------------------------------------------------------------------------------------------------------------------

     Month #1
  April 1 through              -                  -                  n/a                          n/a
  April 30, 2005
--------------------------------------------------------------------------------------------------------------------
     Month #2
   May 1 through            55,000*             $1.53                n/a                          n/a
   May 31, 2005
--------------------------------------------------------------------------------------------------------------------
     Month #3
  June 1 through               -                  -                  n/a                          n/a
   June 30, 2005
--------------------------------------------------------------------------------------------------------------------
       Total                55,000*             $1.53                n/a                          n/a
--------------------------------------------------------------------------------------------------------------------


* - All such shares were purchased other than through a publicly announced plan or program and in open-market transactions.

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

                                       AMERICAN CLAIMS EVALUATION, INC.

Date: August 15, 2005                  By: /s/ Gary Gelman
                                           ----------------------------
                                           Gary Gelman
                                           Chairman of the Board,
                                           President and Chief Executive Officer

Date: August 15, 2005                  By: /s/ Gary J. Knauer
                                           -----------------------------------
                                           Gary J. Knauer
                                           Chief Financial Officer,
                                           Treasurer and Secretary

