Form 10QSB
period 2005-09-30
AMERICAN CLAIMS EVALUATION INC
filed 2005-11-14
CIK 774517

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                For the quarterly period ended September 30, 2005

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from ______ to _______

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

                                 (516) 938-8000
                           (Issuer's telephone number)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of November 14, 2005, there were 4,761,800 shares of the issuer's common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets as of
                September 30, 2005 (unaudited) and March 31, 2005           3

             Condensed Consolidated Statements of Operations
                for the Three and Six Months ended September 30, 2005
                and 2004 (unaudited)                                        4

             Condensed Consolidated Statements of Cash Flows for the
                Six Months ended September 30, 2005 and 2004
                (unaudited)                                                 5

             Notes to Condensed Consolidated Financial Statements
                (unaudited)                                               6 - 8

Item 2.   Management's Discussion and Analysis or Plan of Operation      8 - 10

Item 3.   Controls and Procedures                                          10

PART II - OTHER INFORMATION

Item 6.   Exhibits                                                         11

SIGNATURES                                                                 12

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets

                                                   Sept. 30, 2005   Mar. 31, 2005
                                                   --------------   -------------
                                                     (Unaudited)

                     Assets
Current assets:
   Cash and cash equivalents                         $7,098,294       $7,371,185
   Accounts receivable, net                             111,001          109,721
   Prepaid expenses                                      36,071           35,301
                                                     ----------       ----------
      Total current assets                            7,245,366        7,516,207

Property and equipment, net                              19,928           33,045
                                                     ----------       ----------
      Total assets                                   $7,265,294       $7,549,252
                                                     ==========       ==========

      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                  $   22,259       $   10,354
   Accrued expenses                                     101,276          108,517
   Income taxes payable                                      --            1,228
                                                     ----------       ----------
      Total current liabilities                         123,535          120,099
                                                     ----------       ----------

Commitments

Stockholders' equity:
   Common stock, $.01 par value. Authorized
      10,000,000 shares; issued 5,050,000
      shares, outstanding 4,804,800 and
      4,859,800 at September 30, 2005 and
      March 31, 2005, respectively                       50,500           50,500
   Additional paid-in capital                         4,579,699        4,579,699
   Retained earnings                                  2,913,082        3,116,095
                                                     ----------       ----------
                                                      7,543,281        7,746,294
   Treasury stock, at cost                             (401,522)        (317,141)
                                                     ----------       ----------
      Total stockholders' equity                      7,141,759        7,429,153
                                                     ----------       ----------
      Total liabilities and stockholders' equity     $7,265,294       $7,549,252
                                                     ==========       ==========

     See accompanying notes to condensed consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

                                       Three months ended          Six months ended
                                    ------------------------   -----------------------
                                     Sept. 30,     Sept. 30,    Sept. 30,    Sept. 30,
                                        2005         2004         2005         2004
                                    -----------   ----------   ----------   ----------

Revenues                             $  301,690   $  286,927   $  588,911   $  574,117
Cost of services                        148,086      140,753      299,295      285,111
                                     ----------   ----------   ----------   ----------
   Gross margin                         153,604      146,174      289,616      289,006
Selling, general and
   administrative expenses              317,276      308,179      621,051      598,738
                                     ----------   ----------   ----------   ----------
   Operating loss                      (163,672)    (162,005)    (331,435)    (309,732)
Interest income                          69,077       25,234      128,422       40,618
                                     ----------   ----------   ----------   ----------
   Loss before income tax
      expense                           (94,595)    (136,771)    (203,013)    (269,114)
Income tax expense                           --        1,000           --        2,000
                                     ----------   ----------   ----------   ----------
   Net loss                          $  (94,595)  $ (137,771)  $ (203,013)  $ (271,114)
                                     ==========   ==========   ==========   ==========
Net loss per share - basic           $    (0.02)  $    (0.03)  $    (0.04)  $    (0.06)
                                     ==========   ==========   ==========   ==========
Net loss per share - diluted         $    (0.02)  $    (0.03)  $    (0.04)  $    (0.06)
                                     ==========   ==========   ==========   ==========
Weighted average shares - basic       4,804,800    4,859,800    4,823,133    4,659,800
                                     ==========   ==========   ==========   ==========
Weighted average shares - diluted     4,804,800    4,859,800    4,823,133    4,659,800
                                     ==========   ==========   ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                   Six months ended
                                                               -----------------------
                                                                Sept. 30,    Sept. 30,
                                                                  2005         2004
                                                               ----------   ----------

Cash flows from operating activities:
   Net loss                                                    $ (203,013)  $ (271,114)
                                                               ----------   ----------
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                                 14,906       16,884
      Changes in assets and liabilities:
         Accounts receivable                                       (1,280)       6,741
         Prepaid expenses                                            (770)       8,351
         Prepaid and recoverable income taxes                          --         (450)
         Accounts payable                                          11,905      (19,205)
         Accrued expenses                                          (7,241)      (1,076)
         Income taxes payable                                      (1,228)          --
                                                               ----------   ----------
                                                                   16,292       11,245
                                                               ----------   ----------
         Net cash used in operating activities                   (186,721)    (259,869)
                                                               ----------   ----------

Cash flows from investing activities:
   Capital expenditures                                            (1,789)      (9,466)
                                                               ----------   ----------
         Net cash used in investing activities                     (1,789)      (9,466)
                                                               ----------   ----------

Cash flows from financing activities:
   Purchase of treasury shares                                    (84,381)          --
   Proceeds from exercise of stock options                             --    1,070,000
                                                               ----------   ----------
         Net cash provided by (used in) financing activities      (84,381)   1,070,000
                                                               ----------   ----------

Net increase (decrease) in cash and cash equivalents             (272,891)     800,665

Cash and cash equivalents at beginning of period                7,371,185    6,763,920
                                                               ----------   ----------

Cash and cash equivalents at end of period                     $7,098,294   $7,564,585
                                                               ==========   ==========

Supplemental disclosure of cash flow information:
   Income taxes paid                                           $       --   $    2,390
                                                               ==========   ==========

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

Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended September 30, 2005 and 2004:

                                           Three months ended         Six months ended
                                        -----------------------   -----------------------
                                         09/30/05     09/30/04     09/30/05     09/30/04
                                        ----------   ----------   ----------   ----------

Numerator:
   Net loss                             $  (94,595)  $ (137,771)  $ (203,013)  $ (271,114)
                                        ==========   ==========   ==========   ==========
Denominator:
   Denominator for basic net loss per
      share - weighted average shares    4,804,800    4,859,800    4,823,133    4,659,800
   Effect of dilutive securities:
      Stock options                             --           --           --           --
                                        ----------   ----------   ----------   ----------
   Denominator for diluted
      net loss per share                 4,804,800    4,859,800    4,823,133    4,659,800
                                        ==========   ==========   ==========   ==========
Basic net loss per share                $    (0.02)  $    (0.03)  $    (0.04)  $    (0.06)
                                        ==========   ==========   ==========   ==========
Diluted net loss per share              $    (0.02)  $    (0.03)  $    (0.04)  $    (0.06)
                                        ==========   ==========   ==========   ==========

Potentially dilutive securities consisting of employee stock options to purchase
1,236,000 and 908,500 shares as of September 30, 2005 and 2004, respectively, were not included in the diluted net loss per share calculations because their effect would have been anti-dilutive.

Stock Option Plans

The Company has adopted the "disclosure only" provisions of Statement of
Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation
("SFAS 123"), and will continue to use the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting
for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for the Company's stock option plans as the exercise price of the
Company's stock option grants equaled or exceeded the fair value of the
Company's common stock at the date of grant. Had compensation expense for the
Company's stock option plans been determined based on the fair value at the grant date for awards during the three and six months ended September 30, 2005 and 2004 consistent with the provisions of SFAS No. 148, Accounting for
Stock-Based Compensation - Transition and Disclosure, and SFAS No. 123, the
Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                        Three months ended      Six months ended
                                      ---------------------   ---------------------
                                       09/30/05    09/30/04    09/30/05    09/30/04
                                      ---------   ---------   ---------   ---------

Numerator:
   Net loss                           $ (94,595)  $(137,771)  $(203,013)  $(271,114)
Deduct: Total stock-based employee
   Compensation expense determined
   under fair value method for
   options granted                     (415,587)     (5,106)   (424,850)    (12,212)
                                      ---------   ---------   ---------   ---------
Pro forma net loss                    $(510,182)  $(142,877)  $(627,863)  $(283,326)
                                      =========   =========   =========   =========
Net loss per share:
   Basic and diluted - as reported    $   (0.02)  $   (0.03)  $   (0.04)  $   (0.06)
                                      =========   =========   =========   =========
   Basic and diluted - pro forma      $   (0.11)  $   (0.03)  $   (0.13)  $   (0.06)
                                      =========   =========   =========   =========

The per share weighted average fair value of stock options granted during the six months ended September 30, 2005 and the year ended March 31, 2005 were $1.33 and $1.02, respectively, on the dates of the grants. Fair values were determined using the Black-Scholes option-pricing model using weighted average assumptions on a consistent basis.

On August 15, 2005, the Company granted options to purchase 310,000 shares of common stock at an exercise price of $1.94 per share to members of the Board of
Directors and its executive officers. In addition, vesting on stock options to purchase 85,000 shares of common stock were accelerated. Compensation expense included in the above tabulation relating to the acceleration of vesting rights was approximately $64,000 for the three and six months ended September 30, 2005.
Such acceleration did not have a material effect on the condensed consolidated financial statements.

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

Results of Operations - Three Months and Six Months ended September 30, 2005 and
2004

Revenues for the quarterly period ended September 30, 2005 were $301,690 as compared with the $286,927 reported for the three month period ended September
30, 2004. This represents an increase of approximately 5.1%. Revenues for the six month period ended September 30, 2005 were approximately 2.6% higher than the corresponding period ended September 30, 2004. The increase in the quarter ended September 30, 2005 was caused by an overall increase in referrals from the
Washington State Department of Labor & Industries, the Company's largest client.

Cost of services as a percentage of revenues for the quarterly periods ended
September 30, 2005 and 2004 were consistent at 49.1% of revenues. During the six months ended September 30, 2005 and 2004, cost of services as a percentage of revenues were 50.8% and 49.7%, respectively. The increase in cost of services resulted from a slight change in the mix of vocational rehabilitation services rendered during the quarter ended June 30, 2005.

Selling, general and administrative expenses for the quarter ended September 30,
2005 increased to $317,276 from $308,179 for the three months ended September
30, 2004. Selling, general and administrative expenses for the six months ended
September 30, 2005 increased to $621,051 from $598,738 for the six months ended
September 30, 2004. During the three and six month periods ended September 30,
2005, the Company's expenditures increased as a result of the hiring of an individual to market vocational rehabilitation and related services in the State of Washington. These increases were offset by decreases in the Company's rent expense during the current three and six month period under its new sublease for its New York office and a new lease for its Spokane, WA location.

Interest income for the three and six month periods ended September 30, 2005 was
$69,077 and $128,422, respectively. Interest income for the three and six months ended September 30, 2004 was $25,234 and $40,618, respectively. These increases were directly related to an increase in

cash available for investment as well as an increase in the prevailing market interest rates during the current fiscal periods.

Liquidity and Capital Resources

At September 30, 2005, the Company had working capital of $7,121,831 as compared to working capital of $7,396,108 at March 31, 2005. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.

During the six months ended September 30, 2005, net cash used in operations of
$186,721 consisted principally of a net loss of $203,013, offset by depreciation of $14,906. The Company used $84,381 in its financing activities to purchase shares of its common stock during the six months ended September 30, 2005.

Cash provided by financing activities during the six months ended September 30,
2004 reflects $1,070,000 of proceeds related to the issuance of common stock pursuant to the exercise of options to purchase 600,000 shares of common stock.

On October 19, 2005, the Company repurchased 43,000 shares of common stock in a private transaction at an aggregate cost of $60,300.

Minimum lease payments under non-cancelable leases and subleases, exclusive of future escalation charges, for the remainder of fiscal 2005 and fiscal years ending thereafter are as follows:

2005         $ 39,000
2006           80,000
2007           83,000
2008           41,000
2009           41,000
Thereafter     71,000
             --------
             $355,000
             ========

The Company continues its review of strategic alternatives for maximizing shareholder value. Potential acquisitions will be evaluated based on their merits within the Company's current line of business, as well as other fields.

Although the Company has sustained operating losses in recent years, management believes that the Company has sufficient cash resources and working capital to meet its capital resource requirements for the foreseeable future.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to the
Company.

Market Risk

The Company is exposed to market risk related to changes in interest rates. Most of the Company's cash and cash equivalents are invested at variable rates of interest and any decreases in market interest rates would cause a related reduction in interest income.

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

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this report. As of the end of the fiscal quarter ended September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial
Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the
Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic
Securities and Exchange Commission filings.

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

                                       AMERICAN CLAIMS EVALUATION, INC.

Date: November 14, 2005                By: /s/ Gary Gelman
                                           -------------------------------------
                                           Gary Gelman
                                           Chairman of the Board,
                                           President and Chief Executive Officer

Date: November 14, 2005                By: /s/ Gary J. Knauer
                                           -----------------------------------
                                           Gary J. Knauer
                                           Chief Financial Officer,
                                           Treasurer and Secretary

