Form 10QSB
period 2005-12-31
AMERICAN CLAIMS EVALUATION INC
filed 2006-02-14
CIK 774517

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (Mark One)

              {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

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

                                 (516) 938-8000
                           (Issuer's telephone number)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes            No  X
                                     -----         -----

As of February 13, 2006, there were 4,761,800 shares of the issuer's common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes         No  X
                                                               ------    -----

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                                      INDEX

                                                                                 Page No.
                                                                                 --------

PART I  - FINANCIAL INFORMATION

Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheets as of
                           December 31, 2005 (unaudited) and March 31, 2005         3

                  Condensed Consolidated Statements of Operations for the
                           Three Months and Nine Months ended
                           December 31, 2005 and 2004 (unaudited)                   4

                  Condensed Consolidated Statements of Cash Flows
                           for the Nine Months ended December 31, 2005
                           and 2004 (unaudited)                                     5

                  Notes to Condensed Consolidated Financial Statements
                           (unaudited)                                            6 - 8

Item 2.   Management's Discussion and Analysis or Plan of Operation               9 - 11

Item 3.   Controls and Procedures                                                   11

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                       12

Item 6.   Exhibits                                                                  12

SIGNATURES                                                                          13

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets

                                                                            Dec. 31, 2005         Mar. 31, 2005
                                                                         ------------------    ------------------
                                                                             (Unaudited)

                                     Assets
                                     ------
Current assets:
       Cash and cash equivalents                                                $ 6,991,837          $ 7,371,185
       Accounts receivable, net                                                     101,709              109,721
       Prepaid expenses                                                              22,813               35,301
                                                                         -------------------   ------------------
            Total current assets                                                  7,116,359            7,516,207

Property and equipment, net                                                          16,805               33,045
                                                                         -------------------   ------------------
            Total assets                                                        $ 7,133,164          $ 7,549,252
                                                                         ===================   ==================

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
       Accounts payable                                                            $ 11,652             $ 10,354
       Accrued expenses                                                              92,922              108,517
       Income taxes payable                                                               -                1,228
                                                                         -------------------   ------------------
            Total current liabilities                                               104,574              120,099
                                                                         -------------------   ------------------

Stockholders' equity:
       Common stock, $.01 par value. Authorized 10,000,000 shares; issued
            5,050,000 shares, outstanding 4,761,800 and 4,859,800 shares at
            December 31, 2005
            and March 31, 2005, respectively                                         50,500               50,500
       Additional paid-in capital                                                 4,586,849            4,579,699
       Retained earnings                                                          2,853,082            3,116,095
                                                                         -------------------   ------------------
                                                                                  7,490,431            7,746,294
       Treasury stock, at cost                                                     (461,841)            (317,141)
                                                                         -------------------   ------------------
            Total stockholders' equity                                            7,028,590            7,429,153
                                                                         -------------------   ------------------
            Total liabilities and stockholders' equity                          $ 7,133,164          $ 7,549,252
                                                                         ===================   ==================

See accompanying notes to condensed consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

                                             Three months ended                    Nine months ended
                                     -----------------------------------   -----------------------------------
                                             Dec. 31,           Dec. 31,          Dec. 31,          Dec. 31,
                                               2005               2004              2005              2004
                                     -----------------  ----------------   ----------------  -----------------

Revenues                                    $ 278,149         $ 284,534          $ 867,060          $ 858,651
Cost of services                              143,296           143,384            442,591            428,495
                                     -----------------  ----------------   ----------------  -----------------

     Gross margin                             134,853           141,150            424,469            430,156

Selling, general and
     administrative expenses                  273,753           286,667            894,804            885,405
                                     -----------------  ----------------   ----------------  -----------------

     Operating loss                          (138,900)         (145,517)          (470,335)          (455,249)

Interest income                                78,900            39,741            207,322             80,359
                                     -----------------  ----------------   ----------------  -----------------

     Loss before income tax
        expense                               (60,000)         (105,776)          (263,013)          (374,890)

Income tax expense                                  -             1,000                  -              3,000
                                     -----------------  ----------------   ----------------  -----------------

     Net loss                                $(60,000)        $(106,776)         $(263,013)         $(377,890)
                                     =================  ================   ================  =================

Net loss per share - basic                   $  (0.01)         $  (0.02)          $  (0.05)          $  (0.08)
                                     =================  ================   ================  =================
Net loss per share - diluted                 $  (0.01)         $  (0.02)          $  (0.05)          $  (0.08)
                                     =================  ================   ================  =================

Weighted average shares - basic             4,768,967         4,859,800          4,805,078          4,726,467
                                     =================  ================   ================  =================
Weighted average shares - diluted           4,768,967         4,859,800          4,805,078          4,726,467
                                     =================  ================   ================  =================

See accompanying notes to condensed consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                            Nine months ended
                                                                  -------------------------------------
                                                                        Dec. 31,               Dec. 31,
                                                                          2005                   2004
                                                                  ---------------    ------------------

Cash flows from operating activities:
     Net loss                                                          $(263,013)            $(377,890)
                                                                  ---------------    ------------------
     Adjustments to reconcile net loss to net cash used in
          operating activities:
        Depreciation                                                      19,900                25,412
        Accelerated vesting of stock options                               7,150                     -
        Changes in operating assets and liabilities:
            Accounts receivable                                            8,012                16,551
            Prepaid expenses                                              12,488                21,377
            Prepaid and recoverable income taxes                               -                   272
            Accounts payable                                               1,298               (30,276)
            Accrued expenses                                             (15,595)               (7,789)
            Income taxes payable                                          (1,228)                  278
                                                                  ---------------    ------------------
                                                                          32,025                25,825
                                                                  ---------------    ------------------
            Net cash used in operating activities                       (230,988)             (352,065)
                                                                  ---------------    ------------------

Cash flows from investing activities:
     Capital expenditures                                                 (3,660)              (10,611)
                                                                  ---------------    ------------------
            Net cash used in investing activities                         (3,660)              (10,611)
                                                                  ---------------    ------------------

Cash flows from financing activities:
     Purchase of treasury shares                                        (144,700)                    -
     Proceeds from exercise of stock options                                   -             1,070,000
                                                                  ---------------    ------------------
            Net cash provided by (used in) financing activities         (144,700)            1,070,000
                                                                  ---------------    ------------------

Net increase (decrease) in cash and cash equivalents                    (379,348)              707,324

Cash and cash equivalents at beginning of period                       7,371,185             6,763,920
                                                                  ---------------    ------------------

Cash and cash equivalents at end of period                            $6,991,837            $7,471,244
                                                                  ===============    ==================

Supplemental disclosure of cash flow information:
     Income taxes paid                                                $        -            $    2,450
                                                                  ===============    ==================

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

Net Loss Per Share
------------------

The following table sets forth the computation of basic and diluted net loss per share for the three months and nine months ended December 31, 2005 and 2004:

                                                 Three months ended                  Nine months ended
                                           --------------------------------   --------------------------------
                                               12/31/05        12/31/04          12/31/05        12/31/04
                                           ---------------  ---------------   --------------  ----------------

Numerator:
     Net loss                                $   (60,000)     $(106,776)        $(263,013)      $(377,890)
                                           ===============  ===============   ==============  ================

Denominator:
     Denominator for basic net loss per
        share - weighted average shares        4,768,967      4,859,800         4,805,078       4,726,467
     Effect of dilutive securities -
        stock options                                  -              -                 -               -
                                           ---------------  ---------------   --------------  ----------------
     Denominator for diluted
        net loss per share                     4,768,967      4,859,800         4,805,078       4,726,467
                                           ===============  ===============   ==============  ================
Basic net loss per share                    $      (0.01)    $    (0.02)       $    (0.05)     $    (0.08)
                                           ===============  ===============   ==============  ================
Diluted net loss per share                  $      (0.01)    $    (0.02)       $    (0.05)     $    (0.08)
                                           ===============  ===============   ==============  ================

Potentially dilutive common stock equivalents consisting of employee stock options to purchase 1,236,000 and 908,500 shares as of December 31, 2005 and
2004, respectively, were not included in the diluted net loss per share calculations because their effect would have been anti-dilutive.

Recently Issued Accounting Standards
------------------------------------

In December 2004, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based
Payment ("SFAS 123R") amending SFAS No. 123, Accounting for Stock-Based
Compensation ("SFAS 123") and requiring that all share-based payments to employees be recognized in the financial statements. Generally, the approach to accounting for share-based payments in SFAS 123R is similar to the approach in
SFAS 123, however, pro forma footnote disclosure will no longer be an alternative to financial statement recognition. The Company adopted SFAS 123R effective January 1, 2006.

Accounting for Stock-Based Compensation
---------------------------------------

The Company currently follows the "disclosure only" provisions of SFAS 123 and accounts for share-based payments to employees using the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to
Employees, ("APB 25"). Under APB 25, no compensation expense is recognized at the time of option grant if the exercise price of the Company's stock option grants equaled or exceeded the fair value of the underlying common stock on the date of grant.

On August 15, 2005, the Company granted options to purchase 310,000 shares of common stock at an exercise price of $1.94 per share to members of the Board of
Directors (the "Board") and its executive officers.

In light of the Company's expected adoption of SFAS 123R on January 1, 2006, the
Board also authorized the immediate vesting of unvested stock options previously granted to an officer of the Company. The Board's decision to accelerate the vesting of these stock options was based on the belief that it is in the best interest of its shareholders as it will reduce the Company's reported compensation expense in future periods. In order to prevent unintended personal benefit to the officer, the Board imposed certain restrictions on the sale of any shares obtained through the exercise of an accelerated option.

As a result of the vesting acceleration, options to purchase 85,000 shares became exercisable immediately. Based on the closing price of the Company's stock on August 15, 2005, approximately 41% of the total accelerated options had economic value. Such acceleration of unvested "in-the-money" options did not have a material effect on the accompanying condensed consolidated financial statements.

The pro forma disclosures required by SFAS No. 148 Accounting for Stock-Based
Compensation - Transition and Disclosure are presented below for the three and nine months ended December 31, 2005 and 2004. The unamortized fair value associated with the acceleration of unvested options in the amount of $64,000 amortized immediately and has been included in the pro forma disclosures below for the nine months ended December 31, 2005. These pro forma effects may not be representative of future stock compensation expense since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and the vesting options of certain options was accelerated on
August 15, 2005.

                                                 Three months ended                Nine months ended
                                           ------------------------------   ------------------------------
                                              12/31/05        12/31/04         12/31/05        12/31/04
                                           --------------  --------------   --------------  --------------

Numerator:
     Net loss                                $  (60,000)     $(106,776)       $(263,013)      $(377,890)
Deduct: Total stock-based employee
     compensation expense determined
     under fair value method for
     options granted                                  -         (5,106)        (424,850)        (15,318)
                                           --------------  --------------   --------------  --------------
Pro forma net loss                           $  (60,000)     $(111,882)       $(687,863)      $(393,208)
                                           ==============  ==============   ==============  ==============
Net loss per share:
     Basic and diluted - as reported         $    (0.01)     $   (0.02)       $   (0.05)      $   (0.08)
                                           ==============  ==============   ==============  ==============
     Basic and diluted - pro forma           $    (0.01)     $   (0.02)       $   (0.14)      $   (0.08)
                                           ==============  ==============   ==============  ==============

The per share weighted average fair value of stock options granted during the three and nine months ended December 31, 2005 was $1.16 and the per share weighted average fair value of stock options granted during the three and nine months ended December 31, 2004 was $1.33, respectively, on the dates of the grants. Fair values were determined using the Black-Scholes option-pricing model using weighted average assumptions on a consistent basis.

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

Results of Operations - Three Months and Nine Months ended December 31, 2005 and 2004
--------

Revenues for the quarterly period ended December 31, 2005 were $278,149, approximately 2.2% lower than the $284,534 reported for the three month period ended December 31, 2004. Revenues for the nine month period ended December 31,
2005 were $867,060, approximately 1.0% higher than the corresponding period ended December 31, 2004. Although revenues decreased in the quarter ended
December 31, 2005 from the prior year as a result of the timing of end of year vacations taken by the Company's vocational rehabilitation consultants, revenue for the nine months ended December 31, 2005 remains higher than the comparable period last year due to an increase in referrals from the Washington State
Department of Labor & Industries, the Company's largest client.

Cost of services as a percentage of revenues for the three and nine month periods ended December 31, 2005 were 51.5% and 51.0%, respectively. These percentages represented increases over the 50.4% and 49.9% of revenues during the comparable periods ended December 31, 2004, respectively. The increase in cost of services resulted from a change in the mix of vocational rehabilitation services rendered during the current fiscal year.

Selling, general and administrative expenses for the quarter ended December 31,
2005 decreased to $273,753 from $286,667 for the three months ended December 31,
2004. Selling, general and administrative expense for the nine months ended
December 31, 2005 increased to $894,804 from $885,405 for the nine months ended
December 31, 2004. During the nine month period ended December 31, 2005, the
Company's expenditures increased as a result of the hiring of an individual to market vocational rehabilitation and related services. This increase has been offset by a decrease in rent expense during the current three and nine month periods under its new sublease in New York and a new lease for its Spokane, WA location.

Interest income for the three and nine months ended December 31, 2005 increased to $78,900 and $207,322, respectively, from the $39,741 and $80,359 recorded during the three and nine months, respectively, ended December 31, 2004. These increases are directly related to the increase in cash available for investment as well as incrementally higher interest rates.

Liquidity and Capital Resources
-------------------------------

At December 31, 2005, the Company had working capital of $7,011,785 as compared to working capital of $7,396,108 at March 31, 2005. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.

During the nine months ended December 31, 2005, net cash used in operations of
$230,988 consisted principally of a net loss of $263,013.

On October 19, 2005, the Company repurchased 43,000 shares of common stock in a private transaction at an aggregate cost of $60,300. From time to time, the
Company acts upon the opportunity to acquire its own shares in the open market.
Although there is no formal stock repurchase plan in place, management will undertake future opportunities to repurchase shares if in their opinion it is deemed appropriate.

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

                    2005                      $20,000
                    2006                       80,000
                    2007                       83,000
                    2008                       51,000
                    2009                       41,000
              Thereafter                       71,000
                                             --------
                                             $346,000
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

                                       10

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

Item 3.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures
     ------------------------------------------------

Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this report. As of the end of the fiscal quarter ended December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial
Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer
concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the
Company's periodic Securities and Exchange Commission filings.

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

                                       11

                           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

                  (a)  Annual Meeting of Shareholders, October 8, 2005

                  (b) Directors to serve one year terms:

                               Gary Gelman
                               Edward M. Elkin, M.D.
                               Peter Gutmann
                               Joseph Looney

                  (c)   Election of Directors. Management nominees for election
                        to the Board of Directors were reelected as directors of
                        the Company to serve until their respective successors
                        are duly elected and qualified as follows:

                        Gary Gelman             4,586,647 for    34,398 withheld
                        Edward M. Elkin, M.D.   4,586,647 for    34,398 withheld
                        Peter Gutmann           4,586,647 for    34,398 withheld
                        Joseph Looney           4,586,647 for    34,398 withheld

                  (d)   The 2005 Stock Incentive Plan was approved and adopted
                        and all stock options granted pursuant to such plan were
                        ratified and approved as follows:

                        3,258,329 for      73,519 against      41,600 abstained

Item 6.   Exhibits.

            Exhibit 31.1   Section 302 Principal Executive Officer Certification

            Exhibit 31.2   Section 302 Principal Financial Officer Certification

            Exhibit 32.1   Section 1350 Certification

            Exhibit 32.2   Section 1350 Certification

                                       12

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMERICAN CLAIMS EVALUATION, INC.

Date: February 13, 2006              By: /s/ Gary Gelman
                                         --------------------------------------
                                          Gary Gelman
                                          Chairman of the Board,
                                          President and Chief Executive Officer

Date: February 13, 2006              By: /s/ Gary J. Knauer
                                         --------------------------------------
                                           Gary J. Knauer
                                           Chief Financial Officer,
                                           Treasurer and Secretary

                                       13