Form 10KSB
period 2006-03-31
AMERICAN CLAIMS EVALUATION INC
filed 2006-06-29
CIK 774517

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    For the fiscal year ended March 31, 2006

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
                          Common Stock, $.01 par value
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer's revenues for the fiscal year ending March 31, 2006 were $1,141,967.

On June 26, 2006, the aggregate market value of the registrant's common stock held by non-affiliates was $2,403,028. For purposes of this disclosure, shares of common stock held by directors, officers and shareholders whose ownership exceeds five percent of the common stock outstanding were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control with the issuer.

The number of shares of the registrant's common stock outstanding on June 26,
2006 was 4,761,800.

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

RPM provides vocational rehabilitation and case management services to the
Washington State Department of Labor & Industries ("L&I"). During 2001, L&I
eliminated the process of awarding contracts to qualifying firms in favor of a new system which created the opportunity for any firm or individual meeting
L&I's requirements to provide services. To be eligible under this new system, a provider must only meet certain business practice standards and consultant credentialing criteria without the necessity of being awarded a contract. All
RPM consultants have been transitioned into the new system and have until
December 1, 2010, as extended, to meet the credentialing standards. The Company has instituted an educational program to ensure all remaining consultants not currently meeting L&I's credentialing requirements will do so by the imposed deadline, as extended.

L&I uses a statistical formula to measure vocational rehabilitation provider performance. Based on this formula, each provider's performance is compared to his/her peers statewide and individual counselors and provider firms are assigned a "conditional" or "eligible" rating. These ratings are then made available to L&I's Claims Managers to assist them in choosing a provider when making a vocational referral. RPM currently has a conditional rating. This has negatively impacted RPM's ability to acquire referrals from L&I. Although RPM continues to receive cases from L&I, the rate at which they are being received has lessened. Updated individual counselor and firm ratings are issued on a quarterly basis and in fact can change significantly from one quarter to another. RPM anticipates that its current rating will improve in subsequent performance measures. However, the ability to achieve an eligible status on future ratings and a related increase in the number of referrals from L&I are not assured.

For the years ended March 31, 2006 and 2005, L&I accounted for 44% and 41%, respectively, of the Company's revenues. The Company has two other customers that accounted for 13% and 12% of revenues and 10% and 12% of revenues for the years ended March 31, 2006 and 2005, respectively. Revenues from a fourth customer comprised 10% of revenues for the year ended March 31, 2005.

Marketing and Advertising

The President of the Company and the President of RPM are responsible for the
Company's sales and marketing program. The Company markets its services by direct contact with leading healthcare payers.

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

Employees

As of March 31, 2006, the Company had fifteen full-time employees and three part-time employees. Of these full-time employees, three were in management, nine were vocational rehabilitation consultants and three were in administration.

Item 2.  Description of Property.

The Company leases office space in Jericho, New York under a seven-year non-cancelable operating sublease with American Para Professional Systems, Inc.
("APPS"), an entity under the control of the Company's Chairman of the Board, which expires on November 30, 2011. Basic rent under the sublease has been established as a pass-through with the Company's cost being fixed at a cost equal to the pro-rated rent payable for the subleased space by APPS to the building's landlord.

RPM leases approximately 2,500 square feet of office space in Spokane,
Washington under a three-year non-cancelable operating lease which expires on
June 30, 2008. RPM also maintains an office in Moses Lake, Washington, which is leased on a month-to-month basis.

The Company believes that its existing facilities are adequate to meet its present needs. However, should the Company require additional space it is assumed that such space will be available.

Item 3.  Legal Proceedings.

The Company is not engaged in any litigation.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2006.

                                     PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small
         Business Issuer Purchases of Equity Securities.

The Company's common stock, par value $.01 (the "Shares"), trades on the Nasdaq
SmallCap Market under the symbol "AMCE".

The following table sets forth the range of high and low sales prices for the
Company's Shares for each quarter during the period April 1, 2004 through March
31, 2006:

                                           High        Low
                                          ------      ------

      Fiscal 2005:
        Quarter ended Jun. 30, 2004       $3.95       $1.65
        Quarter ended Sept. 30, 2004      $2.38       $1.57
        Quarter ended Dec. 31, 2004       $2.75       $1.55
        Quarter ended Mar. 31, 2005       $2.60       $1.78

      Fiscal 2006:
        Quarter ended Jun. 30, 2005       $2.48       $1.50
        Quarter ended Sept. 30, 2005      $2.25       $1.61
        Quarter ended Dec. 31, 2005       $3.75       $1.40
        Quarter ended Mar. 31, 2006       $3.60       $1.83

The number of holders of the Company's Shares was approximately 573 on March 31,
2006, computed by the number of record holders, inclusive of holders for whom
Shares are being held in the name of brokerage houses and clearing agencies.

The Company has never paid a cash dividend and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, for use in its business.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Revenue from vocational rehabilitation services for the fiscal year ended March
31, 2006 ("Fiscal 2006") totaled $1,141,967, consistent with revenues of
$1,139,947 generated in the fiscal year ended March 31, 2005 ("Fiscal 2005").
During Fiscal 2005, revenue had decreased 4.3% from the $1,190,921 reported for the fiscal year ended March 31, 2004 ("Fiscal 2004"). The decrease in revenues during Fiscal 2005 was predominately the result of a decrease in case referrals from L&I. For the years ended March 31, 2006 and 2005, L&I accounted for 44% and
41%, respectively, of the Company's revenues.

L&I uses a statistical formula to measure vocational rehabilitation provider performance. Based on this formula, each provider's performance is compared to his/her peers statewide and individual counselors and provider firms are assigned a "conditional" or "eligible" rating. These ratings are then made available to L&I's Claims Managers to assist them in choosing a provider when making a vocational referral. RPM currently has a conditional rating. This has negatively impacted RPM's ability to acquire referrals from L&I. Although RPM continues to receive cases from L&I, the rate at which they are being received has lessened. Updated individual counselor and firm ratings are issued on a quarterly basis and in fact can change significantly from one quarter to another. RPM anticipates that its current rating will improve in subsequent performance measures. However, the ability to achieve an eligible status on future ratings and a related increase in the number of referrals from L&I are not assured.

The cost of vocational rehabilitation services was 50.4% of revenues for Fiscal
2006 which remained consistent with the cost of vocational rehabilitation services for Fiscal 2005, which was 50.5% of revenues. During Fiscal 2004, the cost of vocational rehabilitation services was 47.9% of revenues. The cost of services had increased during Fiscal 2005 as a result of a larger percentage of cases being performed by higher priced rehabilitation consultants.

Selling, general and administrative expenses were $1,180,537 and $1,169,879 in
Fiscal 2006 and Fiscal 2005, respectively. The Company's expenditures increased as a result of the hiring of an individual to market vocational rehabilitation and related services. This increase was offset by a decrease in rent expense during the current fiscal year under its new sublease in New York and a new lease for its Spokane, Washington location. Selling, general and administrative expenses in Fiscal 2004 were $1,182,194.

Interest income increased to $286,542 during Fiscal 2006, as compared to interest income of $127,982 for Fiscal 2005, as a direct result of incrementally higher interest rates during the current fiscal year. Interest income during
Fiscal 2005 had increased from $93,173 in Fiscal 2004 as a result of an increase in the amount of cash available for investment purposes as well as incrementally higher interest rates over the prior fiscal period.

Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. The Company believes it is more likely than not that the deferred tax assets will not be realized. As of March
31, 2006, the Company has net operating loss and capital loss carryforwards of approximately $1,499,000 and $467,000, respectively, which will be available to reduce future taxable income.

Liquidity and Capital Resources

The Company's primary source of cash is internally generated funds. At March 31,
2006, the Company had working capital of $6,948,167 as compared to working capital of $7,396,108 at March 31, 2005.

During Fiscal 2006, operating activities used cash of $280,378, primarily due to its operating loss. Cash used in financing activities during Fiscal 2006 reflects the repurchase of 98,000 Shares of the Company's stock in private transactions at an aggregate cost of $144,700. Cash provided by financing activities during Fiscal 2005 reflects $1,070,000 of proceeds related to the issuance of Shares pursuant to the exercise of options to purchase 600,000
Shares. The Company used $6,309 and $10,611 in its investing activities for capital expenditures during the years ended March 31, 2006 and 2005, respectively.

The Company continues its review of strategic alternatives for maximizing shareholder value. Potential acquisitions will be evaluated based on their merits within its current line of business, as well as other fields. Management believes that the Company has sufficient cash resources and working capital to meet its capital resource requirements for the foreseeable future.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to the Company.

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

There have been no changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting subsequent to the date of the Company's evaluation in connection with the preparation of this Report.

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

Item 8B. Other Information.

None.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act.

The executive officers and directors of the Company are as follows:

         Name                       Age      Position
         ----------------------    ------    -------------------------
         Gary Gelman                 59      Chairman of the Board,
                                             President and Chief
                                             Executive Officer

         Gary J. Knauer              46      Chief Financial Officer,
                                             Treasurer and Secretary

         Edward M. Elkin, M.D.       67      Director

         Peter Gutmann               77      Director

         Joseph Looney               48      Director

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

Joseph Looney was appointed a director of the Company on June 14, 2005. He is currently the Vice President - Finance for NBTY, Inc., a vertically integrated manufacturer and distributor of vitamins and

nutritional supplements. He was the Chief Financial Officer of EVCI Career
College Holding Corp. from October 2005 to May 2006. Previously, he had been the
Chief Financial Officer and Secretary of Astrex, Inc., a distributor of electronic components, since 2002. From 1996-2002, he was the Chief Financial
Officer, V.P. of Finance and Assistant Secretary of Manchester Technologies,
Inc., a network integrator and reseller of computer products. From 1984-1996, he was employed by the accounting firm of KPMG LLP. He is a Certified Public
Accountant and has a B.A. from Queens College, City University of New York and an M.S. from Long Island University. Since 1996, Mr. Looney has also been an
Adjunct Professor of Accounting and Business Law at Hofstra University.

The directors are elected at the Annual Meeting of Shareholders and hold office until the next Annual Meeting of Shareholders and until their respective successors have been elected and qualified or until their prior death, resignation or removal.

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. Messrs. Elkin, Gutmann
and Looney are the members of the Audit Committee. The Board has determined that
Mr. Looney is (i) the "audit committee financial expert", as defined in regulations adopted pursuant to the Sarbanes-Oxley Act of 2002 and (ii)
"independent" in accordance with Item 7(d)(3)(iv) of Schedule 14A of the
Exchange Act.

Code of Ethics

The Company has adopted a Code of Ethics (the "Code of Ethics") that applies to its Chief Executive Officer, Chief Financial Officer, Directors and employees.
Any amendments or waivers to the Code of Ethics will be promptly disclosed as required by applicable laws, rules and regulations of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Federal securities laws, the Company's directors, its executive officers and any person holding more than 10% of the Company's Shares are required to report their ownership of the Company's Shares and any changes in that ownership to the SEC on the SEC's Forms 3, 4 and 5. Based on its review of the copies of such forms it has received, the Company believes that all officers, directors and owners of greater than 10% of the Company's equity securities complied on a timely basis with all filing requirements applicable to them with respect to transactions during Fiscal 2006.

Item 10. Executive Compensation.

The following table sets forth all compensation paid or accrued to the Company's
Chief Executive Officer and another executive officer (the "Named Executive
Officers") for each of the Company's last three fiscal years. No other executive officer had total annual salary and bonus which exceeded $100,000 during the fiscal year ended March 31, 2006.

                                     SUMMARY COMPENSATION TABLE

                                                                           Long Term
                                                                          Compensation
                                            Annual Compensation              Awards
                                    -----------------------------------   ------------
                                                                           Securities
                                                          Other Annual     Underlying     All Other
Name and                  Fiscal     Salary     Bonus     Compensation      Options      Compensation
Principal Position         Year       ($)        ($)        ($) (1)           (#)          ($) (2)
----------------------   --------   --------   -------   --------------   ------------   ------------

Gary Gelman                2006     $244,311      --           --           250,000         $3,247
   Chairman,               2005      244,311      --           --                --          2,592
   President and CEO       2004      244,311      --           --           100,000          2,514

Gary J. Knauer             2006     $129,010      --           --            20,000         $1,997
   Treasurer,              2005      125,840      --           --            50,000          1,842
   Secretary and CFO       2004      119,881      --           --            30,000          1,810

(1)   The aggregate amount of all perquisites and other personal benefits paid were not greater than either $50,000 or 10% of the total annual salary and bonus reported for the respective officers.

(2)   Consists of matching contributions made by the Company under the 401(k)
      plan for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

Compensation Plans

The following describes plans adopted by the Company pursuant to which cash or non-cash compensation was paid or distributed during the years ended March 31,
2006, 2005 and 2004 or pursuant to which such compensation may be distributed in the future, to the Named Executive Officers.

401(k) Profit Sharing Plan

The Company sponsors a profit sharing plan covering all employees having reached the age of 21 with one or more years of service which is qualified under Section
401(k) of the Internal Revenue Code of 1986, as amended. The Company matches 50 percent of employee contributions up to 3 percent of compensation. Under the terms of the plan, there is a vesting requirement with respect to Company contributions, but employees are fully vested in their own salary deferral contributions.

Stock Option Plans

In July 1985, the Company's Board of Directors adopted the 1985 Stock Option
Plan (the "1985 Plan"). The 1985 Plan has expired, except as to options outstanding (consisting of options to purchase 5,000 Shares at March 31, 2006).
No additional options may be granted.

In March 1991, the Board of Directors adopted the Company's 1991 Stock Option
Plan (the "1991 Plan") and in October 1991, the shareholders of the Company ratified, approved and adopted the 1991 Plan. The 1991 Plan has also expired, except as to options outstanding (consisting of options to purchase 30,000
Shares at March 31, 2006). No additional options may be granted.

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

On June 14, 2005, the Board of Directors adopted the 2005 Stock Incentive Plan
(the "2005 Plan") covering 1,000,000 Shares. The Company's shareholders ratified and approved the 2005 Plan in October 2005.

On August 15, 2005, Company granted options to purchase a total of 310,000
Shares under the 2005 Plan to the Company's directors and executive officers at an exercise price of $1.94 per Share. Additionally, in light of the Company's expected adoption of Statement of Financial Accounting Standards No. 123
(revised 2004) on January 1, 2006, the Board authorized the immediate vesting of unvested stock options previously granted to an executive officer of the Company effective August 15, 2005. The Board's decision to accelerate the vesting of these stock options was based on the belief that it was in the best interest of its shareholders as it will reduce the Company's reported compensation expense in future periods. In order to prevent unintended personal benefit to the officer, the Board imposed certain restrictions on the sale of any Shares obtained through the exercise of an accelerated option.

At March 31, 2006, options to purchase 690,000 and 9,000 Shares were available for grant under the 2005 Plan and 2000 Plan, respectively.

Under the 2000 Plan and 2005 Plan, either incentive stock options or nonstatutory options may be granted as an incentive to key employees (including directors and officers who are key employees), non-employee directors, independent contractors and consultants of the Company and to offer an additional inducement in obtaining the services of such individuals.

The exercise price of the Shares under each option is determined by a committee appointed by the Board of Directors; provided, however, that the exercise price shall not be less than the fair market value of the Shares on the date of the grant. The term of each option granted pursuant to the 2000 and 2005 Plans is established by the committee appointed by the Board of Directors, in its sole discretion, provided that the term shall not exceed ten years from the date of the grant.

All of the Company's Plans provide that the number of Shares subject thereto and the outstanding options and their exercise prices are to be appropriately adjusted for mergers, consolidations, recapitalizations, stock dividends, stock splits or combinations of shares.

The current option committee appointed by the Board of Directors to administer the Company's stock option plans consists of Messrs. Gutmann, Elkin and Looney, all independent directors within the meaning of the Qualitative Listing Rules of the NASDAQ Stock Market. The Board of Directors may at any time terminate or from time to time amend or alter any of the existing stock option plans.

                        Option Grants in Last Fiscal Year

The following table contains information concerning options granted to the Named
Executive Officers during the fiscal year ended March 31, 2006:

                        Number of       % of Total
                        Securities        Options
                        Underlying      Granted to      Exercise
                         Options         Employees        Price    Expiration
      Name             Granted (#)    in Fiscal Year     ($/sh)       Date
      --------------   ------------   ---------------   --------   ----------
      Gary Gelman        250,000           92.6%          $1.94    08/15/2015
      Gary J. Knauer      20,000            7.4%          $1.94    08/15/2015

    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

The following table sets forth information regarding the dollar value of unexercised stock options for the Named Executive Officers at March 31, 2006.
The value of the unexercised in-the-money options is based on the closing price of the Shares on March 31, 2006 of $2.48 per Share, minus the exercise price, multiplied by the number of Shares issuable upon exercise of the options. These values have not been, and may never be, realized.

                       Shares         Value        Number of Securities          Value of Unexercised
                      Acquired       Realized     Underlying Unexercised         In-the-Money Options
Name               on Exercise (#)     ($)         Options at FY-End (#)             at FY-End ($)
----------------   ---------------   --------   ---------------------------   ---------------------------
                                                Exercisable   Unexercisable   Exercisable   Unexercisable
                                                -----------   -------------   -----------   -------------

Gary Gelman               --            --        800,000           --         $504,000           --
Gary J. Knauer            --            --        250,000           --          $91,700           --

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

The following table and notes thereto set forth information regarding the beneficial ownership of the Company's Shares as of June 26, 2006 by (i) each person known by the Company to be the beneficial owner of more than 5% of such voting security, (ii) each director of the Company, (iii) each Named Executive
Officer and (iv) all executive officers and directors of the Company as a group.
The percentages have been calculated by taking into account all Shares owned on such date as well as all such Shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter.
Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the Shares owned.

                                        Amount and Nature
Name and Address                          of Beneficial      Percent of
of Beneficial Owner                     Ownership (1) (4)     Class (1)
------------------------------------    -----------------    -----------
Gary Gelman (2)                             3,696,400           66.5%
Peter Gutmann (2)                             121,000 (3)        2.5%
Edward M. Elkin, M.D. (2)                      81,000            1.7%
Joseph Looney (2)                              20,000              *
Gary J. Knauer (2)                            250,000            5.0%
J. Morton Davis                               388,024 (5)        8.1%
Kinder Investments, L.P.                      292,500 (6)        6.1%
All executive officers and directors
  as a group (five persons)                 4,168,400           69.6%

*     Less than 1%.

(1)   Based on a total of 4,761,800 Shares issued and outstanding and 1,226,000
      Shares issuable upon the exercise of presently exercisable stock options by persons described in the preceding table.

(2)   Address is c/o the Company, One Jericho Plaza, Jericho, NY 11753.

(3)   Includes 4,000 Shares owned by the wife of Mr. Gutmann, as to which beneficial ownership is disclaimed by Mr. Gutmann.

(4)   Includes the presently exercisable portions of outstanding stock options
      (aggregating 1,226,000 Shares) which, in the case of Messrs. Gelman,
      Gutmann, Elkin, Looney and Knauer, are 800,000, 75,000, 81,000, 20,000 and
      250,000 Shares, respectively.

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
                        outstanding options,   outstanding options,      (excluding securities
                        warrants and rights    warrants and rights      reflected in column (a))
    Plan category               (a)                    (b)                        (c)
---------------------   --------------------   --------------------   ----------------------------

Equity compensation
Plans approved by
security holders                   1,236,000                  $1.96                        699,000

Equity compensation
Plans not approved by
security holders                           0                    N/A                              0

         Total                     1,236,000                  $1.96                        699,000

Item 12. Certain Relationships and Related Transactions.

The Company entered into a seven-year non-cancelable operating sublease which expires November 30, 2011 for office space with APPS, an entity under the control of the Company's Chairman of the Board. Basic rent under the sublease has been established as a pass-through with the Company's cost being fixed at a cost equal to the pro-rated rent payable for the subleased space by APPS to the building's landlord.

                                     PART IV

Item 13. Exhibits.

Documents filed with this report:

      1.    Financial Statements:

            Report of Independent Registered Public Accounting Firm

            Consolidated Balance Sheets as of March 31, 2006 and 2005

            Consolidated Statements of Operations for the years ended March 31,
            2006 and 2005

            Consolidated Statements of Stockholders' Equity for the years ended
            March 31, 2006 and 2005

            Consolidated Statements of Cash Flows for the years ended March 31,
            2006 and 2005

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

            10.6  Sublease Agreement, dated August 20, 2004, between American
                  Para Professional Systems, Inc. and the Company with respect to the premises at One Jericho Plaza, Jericho, NY
                  (Incorporated by reference to Exhibit 10 to the Company's Form
                  10-QSB for the quarter ended September 30, 2005).

            10.7  Lease Agreement, dated March 14, 2005, with respect to the RPM
                  Rehabilitation & Associates, Inc. office located at 1212 N.
                  Washington Street, Spokane, WA (Incorporated by reference to
                  Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for
                  its year ended March 31, 2005).

            10.8  2005 Stock Incentive Plan (Incorporated by reference to
                  Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for
                  its year ended March 31, 2005).

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

            31.2  Rule 13a-14(a)/15d-14(a) Certification.

            32.1  Section 1350 Certification of Chief Executive Officer.

            32.2  Section 1350 Certification of Chief Financial Officer.

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed or billable for the fiscal years ended March 31, 2006 and 2005 for professional services rendered by J.H. Cohn LLP for the audits of the annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB were $35,000 and $30,000, respectively.

Audit Related Fees.

The Company did not pay any additional fees for services to J.H. Cohn LLP that are reasonably related to the audit of the Company's annual financial statements and review of the financial statements included in the quarterly reports that are not reported under "Audit Fees" during the fiscal years ended March 31, 2006 and 2005.

Tax Fees.

The Company did not engage J.H. Cohn LLP to provide tax services to the Company during the fiscal years ended March 31, 2006 and 2005.

All Other Fees.

The Company did not engage J.H. Cohn LLP to provide products and services to the
Company other than the services referred to above during the fiscal years ended
March 31, 2006 and 2005.

Audit Committee Pre-Approval and Permissible Non-Audit Services of Independent
Registered Public Accounting Firm.

The Audit Committee, consisting of Messrs. Elkin, Gutmann and Looney, is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent registered public accounting firm and the Company's management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

The Audit Committee pre-approved 100% of the Company's fiscal 2006 audit fees.

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

DATE:  June 26, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES                            TITLE                    DATE
----------------------    -----------------------------    -------------

/s/ Gary Gelman           Chairman of the Board,           June 26, 2006
----------------------    President and Chief
Gary Gelman               Executive Officer
                          (Principal Executive Officer)

/s/ Gary J. Knauer        Chief Financial Officer,         June 26, 2006
----------------------    Treasurer and Secretary
Gary J. Knauer            (Principal Financial
                          and Accounting Officer)

/s/ Edward M. Elkin       Director                         June 26, 2006
----------------------
Edward M. Elkin, M.D.

/s/ Peter Gutmann         Director                         June 26, 2006
----------------------
Peter Gutmann

/s/ Joseph Looney         Director                         June 26, 2006
----------------------
Joseph Looney

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                           PAGE

Report of Independent Registered Public Accounting Firm                    F-1

Consolidated Financial Statements

   Consolidated Balance Sheets as of March 31, 2006 and 2005               F-2

   Consolidated Statements of Operations for the years ended
     March 31, 2006 and 2005                                               F-3

   Consolidated Statements of Stockholders' Equity for the years ended
     March 31, 2006 and 2005                                               F-4

   Consolidated Statements of Cash Flows for the years ended
     March 31, 2006 and 2005                                               F-5

   Notes to Consolidated Financial Statements                              F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Claims Evaluation, Inc.

We have audited the accompanying consolidated balance sheets of American Claims
Evaluation, Inc. and subsidiary as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Claims
Evaluation, Inc. and subsidiary as of March 31, 2006 and 2005, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Jericho, New York
May 31, 2006

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                             March 31, 2006 and 2005

                            ASSETS                                     2006            2005
                                                                  -------------   ------------

Current assets:
  Cash and cash equivalents                                       $  6,939,798    $ 7,371,185
  Accounts receivable (net of allowance for doubtful
    accounts of $1,000 in 2006 and 2005)                                90,716        109,721
  Prepaid expenses                                                      36,870         35,301
                                                                  -------------   ------------
             Total current assets                                    7,067,384      7,516,207

Property and equipment, net                                             16,224         33,045
                                                                  -------------   ------------
             Total assets                                         $  7,083,608    $ 7,549,252
                                                                  =============   ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $     18,193    $    10,354
  Accrued expenses                                                     101,024        108,517
  Income tax payable                                                        --          1,228
                                                                  -------------   ------------
             Total current liabilities                                 119,217        120,099
                                                                  -------------   ------------
Commitments

Stockholders' equity:
  Common stock, $0.01 par value. Authorized 10,000,000 shares;
    issued 5,050,000 shares; outstanding 4,761,800 shares
    and 4,859,800 shares in 2006 and 2005, respectively                 50,500         50,500
  Additional paid-in capital                                         4,586,849      4,579,699
  Retained earnings                                                  2,788,883      3,116,095
                                                                  -------------   ------------
                                                                     7,426,232      7,746,294

  Treasury stock, at cost                                             (461,841)      (317,141)
                                                                  -------------   ------------
             Total stockholders' equity                              6,964,391      7,429,153
                                                                  -------------   ------------
             Total liabilities and stockholders' equity           $  7,083,608    $ 7,549,252
                                                                  =============   ============

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                       Years ended March 31, 2006 and 2005

                                                                       2006            2005
                                                                  -------------   ------------

Revenues                                                          $  1,141,967    $ 1,139,947
Cost of services                                                       575,184        575,282
                                                                  -------------   ------------
             Gross margin                                              566,783        564,665
Selling, general, and administrative expenses                        1,180,537      1,169,879
                                                                  -------------   ------------
             Operating loss                                           (613,754)      (605,214)
Other income:
  Interest income                                                      286,542        127,982
                                                                  -------------   ------------
             Loss before income tax expense                           (327,212)      (477,232)
Income tax expense                                                          --          4,000
                                                                  -------------   ------------
             Net loss                                             $   (327,212)   $  (481,232)
                                                                  =============   ============
Loss per share - basic and diluted                                $      (0.07)   $     (0.10)
                                                                  =============   ============
Weighted average shares - basic and diluted                          4,794,258      4,789,800
                                                                  =============   ============

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                       Years ended March 31, 2006 and 2005

                                    COMMON STOCK         ADDITIONAL                      TREASURY STOCK            TOTAL
                              ------------------------    PAID-IN       RETAINED    ------------------------   STOCKHOLDERS'
                                SHARES      PAR VALUE     CAPITAL       EARNINGS      SHARES       AMOUNT         EQUITY
                              -----------  -----------  ------------  ------------  ----------  ------------  --------------

Balance at March 31, 2004       4,450,000  $   44,500   $  3,515,699  $ 3,597,327     190,200   $ (317,141)   $   6,840,385

Net loss                               --          --             --     (481,232)         --           --         (481,232)
Exercise of stock options         600,000       6,000      1,064,000           --          --           --        1,070,000
                              -----------  -----------  ------------  ------------  ----------  ------------  --------------
Balance at March 31, 2005       5,050,000      50,500      4,579,699    3,116,095     190,200     (317,141)       7,429,153

Net loss                               --          --             --     (327,212)         --           --         (327,212)
Purchase of treasury shares            --          --             --           --      98,000     (144,700)        (144,700)
Stock compensation expense             --          --          7,150           --          --           --            7,150
                              -----------  -----------  ------------  ------------  ----------  ------------  --------------
Balance at March 31, 2006       5,050,000  $   50,500   $  4,586,849  $ 2,788,883     288,200   $ (461,841)   $   6,964,391
                              ===========  ===========  ============  ============  ==========  ============  ==============

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                       Years ended March 31, 2006 and 2005

                                                                      2006            2005
                                                                  -------------   ------------

Cash flows from operating activities:
  Net loss                                                        $   (327,212)   $  (481,232)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                     23,130         33,483
      Stock compensation expense                                         7,150             --
      Changes in operating assets and liabilities:
        Accounts receivable                                             19,005         15,976
        Prepaid expenses                                                (1,569)           629
        Prepaid and recoverable income taxes                                --            272
        Accounts payable                                                 7,839        (34,003)
        Accrued expenses                                                (7,493)        11,523
        Income tax payable                                              (1,228)         1,228
                                                                  -------------   ------------
          Net cash used in operating activities                       (280,378)      (452,124)
                                                                  -------------   ------------
Cash flows from investing activities:
  Capital expenditures                                                  (6,309)       (10,611)
                                                                  -------------   ------------
          Net cash used in investing activities                         (6,309)       (10,611)
                                                                  -------------   ------------
Cash flows from financing activities:
  Purchase of treasury shares                                         (144,700)            --
  Proceeds from exercise of stock options                                   --      1,070,000
                                                                  -------------   ------------
          Net cash provided by (used in) financing activities         (144,700)     1,070,000
                                                                  -------------   ------------
          Net increase (decrease) in cash and cash equivalents        (431,387)       607,265
Cash and cash equivalents - beginning of year                        7,371,185      6,763,920
                                                                  -------------   ------------
Cash and cash equivalents - end of year                           $  6,939,798    $ 7,371,185
                                                                  =============   ============
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Income taxes                                                  $         --    $     2,500
                                                                  =============   ============

See accompanying notes to consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                            March 31, 2006 and 2005

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

      (C)   REVENUE RECOGNITION

            Revenue for vocational rehabilitation services is recognized when there is a pervasive understanding of the arrangement, the related services are provided and the revenues are realizable.

      (D)   CASH AND CASH EQUIVALENTS

            All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.
            Cash equivalents are comprised of short-term commercial paper of
            $6,773,455 and $6,992,621 as of March 31, 2006 and 2005,
            respectively.

      (E)   PROPERTY AND EQUIPMENT

            Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets.

      (F)   INCOME TAXES

            Income taxes are accounted for under the asset and liability method.
            Deferred tax assets and liabilities are recognized based on the temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted tax rates expected to be in effect when such amounts are realized and settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized.

      (G)   EARNINGS (LOSS) PER SHARE

            Basic earnings (loss) per share is computed on the weighted average common shares outstanding. Diluted earnings per share reflects the maximum dilution from potential common shares issuable pursuant to the exercise of stock options, if dilutive, outstanding during each period. Employee stock options to purchase 1,236,000 and 938,500 shares of common stock for the years ended March 31, 2006 and 2005, respectively, were not included in the diluted loss per share calculations because their effect would have been anti-dilutive.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                            March 31, 2006 and 2005

      (H)   FAIR VALUE OF FINANCIAL INSTRUMENTS

            The carrying values of the Company's monetary assets and liabilities approximate fair value as a result of the short-term nature of such assets and liabilities.

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

      (J)   STOCK-BASED COMPENSATION

            In December 2004, the Financial Accounting Standards Board issued
            Statement of Financial Accounting Standards ("SFAS") No. 123
            (revised 2004), Share-Based Payment ("SFAS 123R") amending SFAS No.
            123, Accounting for Stock-Based Compensation ("SFAS 123") and
            requiring that all share-based payments to employees be recognized in the financial statements. Generally, the approach to accounting for share-based payments in SFAS 123R is similar to the approach in
            SFAS 123, however, pro forma footnote disclosure will no longer be an alternative to financial statement recognition. The Company adopted the new standard effective January 1, 2006 utilizing the modified prospective approach as allowed under SFAS 123R.

            Prior to January 1, 2006, the Company followed the "disclosure only"
            provisions of SFAS 123 and accounted for share-based payments to employees using the intrinsic value method of Accounting Principles
            Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB
            25"). Under APB 25, no compensation expense was recognized at the time of option grant if the exercise price of the Company's stock option grants equaled or exceeded the fair value of the underlying common stock on the date of grant.

            On August 15, 2005, in light of the Company's expected adoption of
            SFAS 123R, the Board of Directors (the "Board") authorized the immediate vesting of unvested stock options previously granted to an officer of the Company. The Board's decision to accelerate the vesting of these stock options was based on the belief that it was in the best interest of its stockholders as it will reduce the
            Company's reported compensation expense in future periods. In order to prevent unintended personal benefit to the officer, the Board imposed certain restrictions on the sale of any shares obtained through the exercise of an accelerated option.

            As a result of the vesting acceleration, options to purchase 85,000 shares became exercisable immediately. Based on the closing price of the Company's stock on August 15, 2005, approximately 41% of the total accelerated options had economic value. Such acceleration of unvested "in-the-money" options did not have a material effect on the accompanying consolidated financial statements. As of March 31,
            2006, there is no unamortized compensation expense to be recorded by the Company in future periods.

            The pro forma disclosures required by SFAS No. 148, Accounting for
            Stock-Based Compensation - Transition and Disclosure are presented below for the years ended March 31, 2006 and 2005. The unamortized fair value associated with the acceleration of unvested options in the amount of $64,000

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                            March 31, 2006 and 2005

            amortized immediately and has been included in the pro forma disclosures below for the year ended March 31, 2006. These pro forma effects may not be representative of future stock compensation expense since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and the vesting options of certain options was accelerated on August 15,
            2005.

                                                                     2006         2005
                                                                 ------------  -----------

            Net loss, as reported                                $  (327,212)  $ (481,232)
            Less:    Total stock-based employee compensation
                     expense determined under fair value-based
                     method for all awards                          (424,850)     (37,050)
                                                                 ------------  -----------
            Net loss, pro forma                                  $  (752,062)  $ (518,282)
                                                                 ============  ===========
            Basic loss per share:
              As reported                                        $     (0.07)  $    (0.10)
                                                                 ============  ===========
              Pro forma                                          $     (0.16)  $    (0.11)
                                                                 ============  ===========
            Diluted loss per share:
              As reported                                        $     (0.07)  $    (0.10)
                                                                 ============  ===========
              Pro forma                                          $     (0.16)  $    (0.11)
                                                                 ============  ===========

            The per share weighted average fair value of stock options granted during the years ended March 31, 2006 and 2005 was $1.16 and $1.33, respectively, on the dates of the grants. These fair values were determined using the Black-Scholes option-pricing model with the following weighted average assumptions: 2006 - expected dividend yield 0%, risk-free interest rate of 4.27%, an expected option life of 7.5 years and an expected volatility of 52%; 2005 - expected dividend yield 0%, risk-free interest rate of 4.07%, an expected option life of 7.5 years and an expected volatility of 52%.

(2)   PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at March 31, 2006 and
      2005:

                                                                    ESTIMATED
                                         2006          2005        USEFUL LIFE
                                      -----------   ----------   ---------------
      Equipment                       $  157,837    $ 172,910        5 years
      Furniture and fixtures              32,064       36,803     5 to 10 years
                                      -----------   ----------
                                         189,901      209,713

      Less accumulated depreciation      173,677      176,668
                                      -----------   ----------
                                      $   16,224    $  33,045
                                      ===========   ==========

      Depreciation expense for the years ended March 31, 2006 and 2005 amounted to $23,130 and $33,483, respectively.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                            March 31, 2006 and 2005

(3)   INCOME TAXES

      Income tax expense for the years ended March 31, 2006 and 2005 is comprised of the following:

                                                          YEAR ENDED MARCH 31
                                                       -------------------------
                                                          2006           2005
                                                       -----------   -----------
      Current:
         Federal                                       $       --    $       --
         State                                                 --         4,000
                                                       -----------   -----------
                                                       $       --    $    4,000
                                                       ===========   ===========

      Total income tax expense differed from that which would have resulted when applying the statutory Federal income tax rate as a result of the following items:

                                         ----------------------  -----------------------
                                                  2006                    2005
                                         ----------------------  -----------------------
                                           AMOUNT      PERCENT      AMOUNT       PERCENT
                                         -----------  ---------  ------------   ---------

      Expected income tax benefit
         at the statutory Federal
         tax rate                        $ (111,000)      (34)%  $  (162,000)      (34)%
      Increase in valuation allowance       111,000        34        165,000        35
      State taxes, net of Federal tax            --        --          1,000        --
                                         -----------  ---------  ------------   ---------

      Actual income tax expense          $       --        --    $     4,000         1%
                                         ===========  =========  ============   =========

      The tax effects of temporary differences comprising the Company's deferred tax assets at March 31, 2006 and 2005 are as follows:

                                                          2006          2005
                                                       -----------   -----------
      Deferred tax assets:
         Capital loss carryforwards                    $  159,000    $  159,000
         Net operating loss carryforwards                 518,000       399,000
         Depreciation                                          --         8,000
         Valuation allowance                             (677,000)     (566,000)
                                                       -----------   -----------
                                                       $       --    $       --
                                                       ===========   ===========

      At March 31, 2006, the Company had net operating and capital loss carryforwards of approximately $1,499,000 and $467,000, respectively, for
      Federal income tax purposes which will be available to reduce future taxable income. The utilization of such net operating losses ("NOLs") and capital losses is subject to certain limitations under Federal income tax laws. Capital losses may only be used to offset future capital gains. NOLs and capital losses are scheduled to expire in the years ending March 31,
      2026 and March 31, 2007, respectively.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                            March 31, 2006 and 2005

      Based upon the uncertainty of whether the Company's NOLs and capital loss carryforwards may ultimately be utilized prior to their respective expirations, increases in valuation allowances of $111,000 and $165,000 were recorded during 2006 and 2005. Benefits currently considered unrealizable could be adjusted in the future if estimates of future taxable income during the carryforward period are revised.

(4)   MAJOR CUSTOMERS

      The Company has one customer, Washington State Department of Labor &
      Industries, that accounted for 44% and 41% of revenues during the years ended March 31, 2006 and 2005, respectively. The Company has two other customers that accounted for 13% and 12% of revenues and 10% and 12% of revenues for the years ended March 31, 2006 and 2005, respectively.
      Revenues from a fourth customer comprised 10% of revenues for the year ended March 31, 2005.

(5)   STOCK OPTIONS

      The Company has five stock option plans, the 1985 Stock Option Plan ("1985
      Plan"), the 1991 Stock Option Plan ("1991 Plan"), the 1997 Incentive Stock
      Option Plan ("1997 Plan"), the 2000 Incentive Stock Option Plan ("2000
      Plan") and the 2005 Incentive Stock Option Plan ("2005 Plan"). The 1985
      Plan and the 1991 Plan have expired except as to options outstanding. The
      1997 Plan, 2000 Plan and the 2005 Plan provide for incentive or nonqualified stock options to be granted to key employees, officers, directors, independent contractors and consultants of the Company.

      Under the 1997, 2000 and 2005 Plans, options may be granted at prices not less than the fair market value on the date the option is granted. Options become exercisable and vest as determined at the date of grant by a committee of the board of directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant.

      Changes in the options outstanding during the years ended March 31, 2006 and 2005 are summarized in the following table:

                                                                   WEIGHTED
                                                   NUMBER OF        AVERAGE
                                                     SHARES     EXERCISE PRICE
                                                  ------------  --------------
      Outstanding at March 31, 2004                1,508,500    $     1.89

        Exercised                                   (600,000)         1.78

        Granted                                       50,000          2.24

        Expired                                      (20,000)         1.88
                                                  ------------
      Outstanding at March 31, 2005                  938,500          1.97

        Granted                                      310,000          1.94

        Expired                                      (12,500)         1.92
                                                  ------------  --------------
      Outstanding at March 31, 2006                1,236,000    $     1.96
                                                  ============  ==============

      At March 31, 2005, there were options to purchase 690,000 and 9,000 shares available for grant under the 2005 Plan and 2000 Plan, respectively.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                            March 31, 2006 and 2005

      The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the
      Company's stock options at March 31, 2006:

                                                                 WEIGHTED
                                                                 AVERAGE         WEIGHTED
                                    NUMBER OF OPTIONS         EXERCISE PRICE     AVERAGE
            RANGE OF         -----------------------------    OF EXERCISABLE    REMAINING
         EXERCISE PRICE       OUTSTANDING      EXERCISABLE       OPTIONS           LIFE
      ------------------     -------------     -----------    --------------    ---------

              $1.25               300,000         300,000     $    1.25          1 years
          $1.70 - $1.80           136,000         136,000          1.80          7 years
              $1.94               310,000         310,000          1.94          9 years
          $2.10 - $2.56           490,000         490,000          2.47          4 years
                             -------------     -----------
                                1,236,000       1,236,000     $    1.96          6 years
                             =============     ===========    ==============    =========

(6)   RETIREMENT PLAN

      The Company sponsors a retirement plan pursuant to Section 401(k) of the
      Internal Revenue Code of 1986, as amended (the "Code"), for all employees meeting certain service requirements. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the
      Code. The plan provides for a matching contribution by the Company which amounted to $13,238 and $11,458 for the years ended March 31, 2006 and
      2005, respectively.

(7)   COMMITMENTS

      Rent expense under operating leases for office space amounted to $89,263 and $127,297 for the years ended March 31, 2006 and 2005, respectively.

      On August 20, 2004, the Company entered into a seven-year non-cancelable operating sublease commencing December 1, 2004, for office space with
      American Para Professional Systems, Inc. ("APPS"), an entity under the control of the Company's Chairman of the Board. Basic rent under the sublease has been established as a pass-through with the Company's cost being fixed at a cost equal to the pro-rated rent payable for the subleased space by APPS to the building's landlord. Rent expense paid to this related entity under the sublease for the years ended March 31, 2006 and 2005 was $36,360 and $12,000, respectively.

      Minimum lease payments under the related party sublease as of March 31,
      2006 are as follows:

               2007                                          $    37,000
               2008                                               39,000
               2009                                               40,000
               2010                                               41,000
               2011                                               42,000
               Thereafter                                         29,000
                                                             -------------
                           Total minimum lease payments      $   228,000
                                                             =============

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                            March 31, 2006 and 2005

      Minimum lease payments under the non-cancelable lease as of March 31, 2006 are as follows:

               2007                                          $    43,000
               2008                                               44,000
               2009                                               11,000
                                                             -------------
                           Total minimum lease payments      $    98,000
                                                             =============

