Form 10QSB
period 2006-06-30
AMERICAN CLAIMS EVALUATION INC
filed 2006-08-14
CIK 774517

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

             {X}  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

As of August 14, 2006, there were 4,761,800 shares of the issuer's common stock,
$.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes[ ] No [X]

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I  - FINANCIAL INFORMATION

Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets as of June 30, 2006
              (unaudited) and March 31, 2006                                3

            Condensed Consolidated Statements of Operations for the
              Three Months ended June 30, 2006 and 2005 (unaudited)         4

            Condensed Consolidated Statements of Cash Flows for the
              Three Months ended June 30, 2006 and 2005 (unaudited)         5

            Notes to Condensed Consolidated Financial Statements
              (unaudited)                                                 6 - 8

Item 2.   Management's Discussion and Analysis or Plan of Operation       8 - 10

Item 3.   Controls and Procedures                                        10 - 11

PART II - OTHER INFORMATION

Item 6.   Exhibits                                                          12

SIGNATURES                                                                  13

                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets

                                                                           June 30, 2006         Mar. 31, 2006
                                                                         -------------------   ------------------
                                                                             (Unaudited)

                            Assets
Current assets:
       Cash and cash equivalents                                                $ 6,885,295          $ 6,939,798
       Accounts receivable, net                                                      95,479               90,716
       Prepaid expenses                                                              46,838               36,870
                                                                         -------------------   ------------------
            Total current assets                                                  7,027,612            7,067,384

Property and equipment, net                                                          13,317               16,224
                                                                         -------------------   ------------------
            Total assets                                                        $ 7,040,929          $ 7,083,608
                                                                         ===================   ==================

                  Liabilities and Stockholders' Equity
Current liabilities:
       Accounts payable                                                            $ 24,448             $ 18,193
       Accrued expenses                                                             106,678              101,024
                                                                         -------------------   ------------------
            Total current liabilities                                               131,126              119,217
                                                                         -------------------   ------------------

Commitments

Stockholders' equity:
       Common stock, $.01 par value.  Authorized
            10,000,000 shares; issued 5,050,000
            shares; outstanding 4,761,800 shares                                     50,500               50,500
       Additional paid-in capital                                                 4,586,849            4,586,849
       Retained earnings                                                          2,734,295            2,788,883
                                                                         -------------------   ------------------
                                                                                  7,371,644            7,426,232
       Treasury stock, at cost                                                     (461,841)            (461,841)
                                                                         -------------------   ------------------
            Total stockholders' equity                                            6,909,803            6,964,391
                                                                         -------------------   ------------------
            Total liabilities and stockholders' equity                          $ 7,040,929          $ 7,083,608
                                                                         ===================   ==================

See accompanying notes to condensed consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

                                                                     Three months ended
                                                            --------------------------------------
                                                                June 30,            June 30,
                                                                  2006                2005
                                                            ------------------  ------------------

Revenues                                                            $ 247,534           $ 287,221
Cost of services                                                      120,386             151,209
                                                            ------------------  ------------------

     Gross margin                                                     127,148             136,012

Selling, general, and administrative expenses                         270,964             303,775
                                                            ------------------  ------------------

     Operating loss                                                  (143,816)           (167,763)

Interest income                                                        89,228              59,345
                                                            ------------------  ------------------

     Loss before income tax expense                                   (54,588)           (108,418)

Income tax expense                                                          -                   -
                                                            ------------------  ------------------

     Net loss                                                       $ (54,588)         $ (108,418)
                                                            ==================  ==================

Net loss per share - basic and diluted                                $ (0.01)            $ (0.02)
                                                            ==================  ==================

Weighted average shares - basic and diluted                         4,761,800           4,841,467
                                                            ==================  ==================

See accompanying notes to condensed consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                          Three months ended
                                                                               -----------------------------------------
                                                                                   June 30,               June 30,
                                                                                     2006                   2005
                                                                               ------------------    -------------------

Cash flows from operating activities:
     Net loss                                                                          $ (54,588)            $ (108,418)
                                                                               ------------------    -------------------
     Adjustments to reconcile net loss to net
       cash used in operating activities:
        Depreciation                                                                       2,907                  8,341
        Changes in assets and liabilities:
            Accounts receivable                                                           (4,763)                24,105
            Prepaid expenses                                                              (9,968)                (2,113)
            Accounts payable                                                               6,255                  8,119
            Accrued expenses                                                               5,654                 (4,873)
            Income taxes payable                                                               -                 (1,228)
                                                                               ------------------    -------------------
                                                                                              85                 32,351
                                                                               ------------------    -------------------
            Net cash used in operating activities                                        (54,503)               (76,067)
                                                                               ------------------    -------------------

Cash flows from investing activities:
     Capital expenditures                                                                      -                 (1,789)
                                                                               ------------------    -------------------
            Net cash used in investing activities                                              -                 (1,789)
                                                                               ------------------    -------------------

Cash flows from financing activities:
     Purchase of treasury shares                                                               -                (84,381)
                                                                               ------------------    -------------------
            Net cash used in financing activities                                              -                (84,381)
                                                                               ------------------    -------------------

Net decrease in cash and cash equivalents                                                (54,503)              (162,237)

Cash and cash equivalents - beginning of period                                        6,939,798              7,371,185
                                                                               ------------------    -------------------

Cash and cash equivalents - end of period                                            $ 6,885,295             $7,208,948
                                                                               ==================    ===================

Supplemental disclosure of cash flow information:
     Income taxes paid                                                                       $ -                    $ -
                                                                               ==================    ===================

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended March 31, 2006 and the notes thereto contained in the Company's
Annual Report on Form 10-KSB, as filed with the Securities and Exchange
Commission.

Net Loss Per Share
------------------

The following table sets forth the computation of basic and diluted net loss per share for the three months ended June 30, 2006 and 2005:

                                                         Three months ended
                                                    ---------------------------
                                                      06/30/06        06/30/05
                                                    -----------     -----------

Numerator:
     Net loss                                       $   (54,588)    $  (108,418)
                                                    ===========     ===========
Denominator:
     Denominator for basic loss per share -
        weighted average shares                       4,761,800       4,841,467
     Effect of dilutive securities -
        Stock options                                      --              --
                                                    -----------     -----------
     Denominator for diluted
        loss per share                                4,761,800       4,841,467
                                                    ===========     ===========
Basic loss per share                                $     (0.01)    $     (0.02)
                                                    ===========     ===========

Diluted loss per share                              $     (0.01)    $     (0.02)
                                                    ===========     ===========

Potentially dilutive securities consisting of employee stock options to purchase
1,236,000 and 938,500 shares as of June 30, 2006 and 2005, respectively, were not included in the diluted net loss per share calculations because their effect would have been anti-dilutive.

Stock Option Plans
------------------

Effective January 1, 2006, the Company adopted the provisions of Statement of
Financial Accounting Standards ("SFAS") No. 123 (revised 2004) Share-Based
Payment ("SFAS 123R") requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the recipient's requisite service period
(generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation in accordance with Accounting
Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to
Employees, and related provisions. The Company also followed the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS
123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation -
Transition and Disclosure. The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-QSB have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

Under APB No. 25, there was no compensation cost recognized in the three months ended June 30, 2005 as these options had exercise prices equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS 123 for the three months ended June 30, 2005:

                                                                  Three months
                                                                     ended
                                                                    06/30/05
                                                                  -----------
Numerator:
   Net loss                                                       $  (108,418)
Deduct:
   Total stock-based employee
   compensation expense determined under
   fair value method for options granted                               (9,263)
                                                                  -----------
Pro forma net loss                                                $  (117,681)
                                                                  ===========
Net loss per share:
   Basic and diluted - as reported                                $     (0.02)
                                                                  ===========
   Basic and diluted - pro forma                                  $     (0.02)
                                                                  ===========

The following table summarizes information about stock option activity for the three months ended June 30, 2006:

                                                                                  Weighted
                                                                Weighted-          Average
                                                                Average           Remaining       Aggregate
                                                                Exercise         Contractual      Intrinsic
                                               Shares            Price              Term            Value
                                            ------------      ------------      ------------     ------------

Outstanding at March 31, 2006                 1,236,000        $     1.96         6 years
  Granted                                             -
  Expired                                             -
                                              ---------
Outstanding at June 30, 2006                  1,236,000        $     1.96         5 years         $ 216,000
                                              =========
Exercisable at June 30, 2006                  1,236,000        $     1.96         5 years         $ 216,000
                                              =========

At June 30, 2006, there was no unrecognized compensation cost related to non-vested stock option awards.

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
The Company does not consider any of its accounting policies to be critical. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006. The accounting policies used in preparing our interim condensed consolidated financial statements are the same as those described in our Annual Report.

Results of Operations - Three Months ended June 30, 2006 and 2005
-----------------------------------------------------------------

Revenues for the quarterly period ended June 30, 2006 were $247,534, a decrease of 13.8% from the $287,221 reported for the three month period ended June 30,
2005. This shortfall was principally the result of a decrease in vocational rehabilitation services performed for the Washington State Department of Labor &
Industries ("L&I") during the three months ended June 30, 2006 compared to the comparable period last year.

L&I uses a statistical formula to measure vocational rehabilitation provider performance. Based on this formula, each provider's performance is compared to his/her peers statewide and individual counselors and provider firms are assigned either a conditional or eligible rating. Through July 11, 2006, these ratings were made available to L&I's claims managers to assist them in choosing a provider when making a vocational referral. RPM Rehabilitation & Associates,
Inc. ("RPM"), the Company's wholly owned subsidiary, had a conditional rating which negatively impacted its ability to acquire referrals from L&I. Although
RPM continued to receive cases from L&I, the rate at which they were received had lessened. However, effective July 11, 2006, a Washington court entered a ruling restricting L&I's use of this performance measurement formula and eliminated the distinction between eligible and conditional providers. Although claims managers must now consider all providers when assigning cases, RPM's ability to achieve increases in the number of future referrals from L&I is not assured.

Cost of services as a percentage of revenues for the three month periods ended
June 30, 2006 and 2005 were 48.6% and 52.6%, respectively. The decrease in cost of services resulted from a change in the mix of vocational rehabilitation services being performed by the Company.

Selling, general and administrative expenses for the quarter ended June 30, 2006 decreased to $270,964 from $303,775 for the three months ended June 30, 2005.
This decrease was accounted for by a reduction in the Company's payroll and payroll related costs. During the three months ended June 30, 2005, the Company had increased its payroll expenditures as a result of the hiring of an individual to market vocational rehabilitation and related services.

Interest income for the three months ended June 30, 2006 increased to $89,228 from the $59,345 recorded during the three months ended June 30, 2005. This increase is directly related to incrementally higher interest rates during the current fiscal year.

Liquidity and Capital Resources
-------------------------------

At June 30, 2006, the Company had working capital of $6,896,486 as compared to working capital of $6,948,167 at March 31, 2006. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.

During the three months ended June 30, 2006, net cash used in operations of
$54,503 consisted principally of a net loss of $54,588.

The Company used $84,381 in its financing activities to purchase shares of its common stock during the quarter ended June 30, 2005.

Minimum lease payments under non-cancelable leases and subleases, exclusive of future escalation charges, for the remainder of fiscal 2007 and fiscal years ending thereafter are as follows:

                2007                 $   61,000
                2008                     83,000
                2009                     51,000
                2010                     41,000
                2011                     42,000
                Thereafter               29,000
                                   ---------------
                                     $  307,000
                                   ===============

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

Market Risk
-----------

The Company is exposed to market risk related to changes in interest rates. Most of the Company's cash and cash equivalents are invested at variable rates of interest and decreases in market interest rates would cause a related reduction in interest income.

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

Item 3.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this Report. As of the end of the fiscal quarter ended June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer,
of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange
Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange
Commission filings.

(b) Changes in Internal Controls

There have been no changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting

                                       10

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

                                       AMERICAN CLAIMS EVALUATION, INC.

Date: August 14, 2006                  By: /s/ Gary Gelman
                                           -------------------------------------
                                           Gary Gelman
                                           Chairman of the Board,
                                           President and Chief Executive Officer

Date: August 14, 2006                  By: /s/ Gary J. Knauer
                                           -------------------------------------
                                           Gary J. Knauer
                                           Chief Financial Officer,
                                           Treasurer and Secretary

                                       13