Form 10QSB
period 2006-09-30
AMERICAN CLAIMS EVALUATION INC
filed 2006-11-14
CIK 774517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                        to

Commission file number: 0-14807

AMERICAN CLAIMS EVALUATION, INC.

(Exact name of small business issuer as specified in its charter)

New York	11-2601199
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jericho Plaza, Jericho,
New York 11753

(Address of principal executive offices)

(516) 938-8000

(Issuer's telephone number)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

As of November 14, 2006, there were 4,761,800 shares of the issuer's common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes No

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	Sept. 30, 2006	Mar. 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,758,306	$6,939,798
Accounts receivable, net	77,489	90,716
Prepaid expenses	30,453	36,870
Total current assets	6,866,248	7,067,384
Property and equipment, net	90,779	16,224
Total assets	$6,957,027	$7,083,608
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,551	$18,193
Accrued expenses	86,139	101,024
Total current liabilities	106,690	119,217
Commitments
Stockholders' equity:
Common stock, $.01 par value. Authorized 10,000,000 shares; issued 5,050,000 shares; outstanding 4,761,800 shares	50,500	50,500
Additional paid-in capital	4,586,849	4,586,849
Retained earnings	2,674,829	2,788,883
	7,312,178	7,426,232
Treasury stock, at cost	(461,841)	(461,841)
Total stockholders' equity	6,850,337	6,964,391
Total liabilities and stockholders' equity	$6,957,027	$7,083,608

See accompanying notes to condensed consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Revenues	$194,587	$301,690	$442,121	$588,911
Cost of services	98,040	148,086	218,426	299,295
Gross margin	96,547	153,604	223,695	289,616
Selling, general and administrative expenses	248,614	317,276	519,578	621,051
Operating loss	(152,067)	(163,672)	(295,883)	(331,435)
Interest income	92,601	69,077	181,829	128,422
Loss before income tax expense	(59,466)	(94,595)	(114,054)	(203,013)
Income tax expense	—	—	—	—
Net loss	$(59,466)	$(94,595)	$(114,054)	$(203,013)
Net loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Weighted average shares – basic and diluted	4,761,800	4,804,800	4,761,800	4,823,133

See accompanying notes to condensed consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	Sept. 30, 2006	Sept. 30, 2005
Cash flows from operating activities:
Net loss	$(114,054)	$(203,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,427	14,906
Changes in assets and liabilities:
Accounts receivable	13,227	(1,280)
Prepaid expenses	6,417	(770)
Accounts payable	2,358	11,905
Accrued expenses	(14,885)	(7,241)
Income taxes payable	—	(1,228)
	12,544	16,292
Net cash used in operating activities	(101,510)	(186,721)
Cash flows from investing activities:
Capital expenditures	(79,982)	(1,789)
Net cash used in investing activities	(79,982)	(1,789)
Cash flows from financing activities:
Purchase of treasury shares	—	(84,381)
Net cash used in financing activities	—	(84,381)
Net decrease in cash and cash equivalents	(181,492)	(272,891)
Cash and cash equivalents at beginning of period	6,939,798	7,371,185
Cash and cash equivalents at end of period	$6,758,306	$7,098,294
Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended March 31, 2006 and the notes thereto contained in the Company’s Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission.

Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended September 30, 2006 and 2005:

	Three months ended		Six months ended
	09/30/06	09/30/05	09/30/06	09/30/05
Numerator:
Net loss	$(59,466)	$(94,595)	$(114,054)	$(203,013)
Denominator:
Denominator for basic net loss per share – weighted average shares	4,761,800	4,804,800	4,761,800	4,823,133
Effect of dilutive securities:
Stock options	—	—	—	—
Denominator for diluted net loss per share	4,761,800	4,804,800	4,761,800	4,823,133
Basic net loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Diluted net loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Potentially dilutive securities consisting of employee stock options to purchase 1,196,000 and 1,236,000 shares as of September 30, 2006 and 2005, respectively, were not included in the diluted net loss per share calculations because their effect would have been anti-dilutive.

Stock Option Plans

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123 (revised 2004) Share-Based Payment (‘‘SFAS 123R’’) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the recipient’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25 (‘‘APB No. 25’’), Accounting for Stock Issued to Employees, and related provisions. The Company also followed the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (‘‘SFAS 123’’), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-QSB have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

Under APB No. 25, there was no compensation cost recognized in the three and six months ended September 30, 2005 as these options had exercise prices equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS 123 for the three and six months ended September 30, 2005:

	Three months ended 09/30/05	Six months ended 09/30/05
Numerator:
Net loss	$(94,595)	$(203,013)
Deduct:
Total stock-based employee compensation expense determined under fair value method for options granted	(415,587)	(424,850)
Pro forma net loss	$(510,182)	$(627,863)
Net loss per share:
Basic and diluted – as reported	$(0.02)	$(0.04)
Basic and diluted – pro forma	$(0.11)	$(0.13)

These fair values were determined using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, risk-free interest rate of 4.27%, an expected option life of 7.5 years and an expected volatility of 52%.

The following table summarizes the activity of the Company’s stock options for the six months ended September 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2006	1,236,000	$1.96	6 years
Granted	—
Expired	(40,000)	$2.25
Outstanding at Sept. 30, 2006	1,196,000	$1.95	5 years	$289,000
Exercisable at Sept. 30, 2006	1,196,000	$1.95	5 years	$289,000

At September 30, 2006, there was no unrecognized compensation cost related to non-vested stock option awards.

The Company did not grant any options during the six months ended September 30, 2006.

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

Results of Operations – Three and Six Months ended September 30, 2006 and 2005

Revenues for the quarterly period ended September 30, 2006 were $194,587, a decrease of 35.5% from the $301,691 reported for the three month period ended September 30, 2005. Revenues for the six month period ended September 30, 2006 were $442,121, a decrease of 24.9% from the $588,911 reported for the six months ended September 30, 2005. These significant decreases were principally the result of a decrease in vocational rehabilitation services performed for the Washington State Department of Labor & Industries (‘‘L&I’’) during the three and six months ended September 30, 2006 compared to the comparable periods last year. In addition, the Company has lost the services of its highest producing consultant due to medical reasons.

L&I uses a statistical formula to measure vocational rehabilitation provider performance. Based on this formula, each provider's performance is compared to his/her peers statewide and individual counselors and provider firms are assigned either a conditional or eligible rating. Through July 11, 2006, these ratings were made available to L&I’s claims managers to assist them in choosing a provider when making a vocational referral. RPM Rehabilitation & Associates, Inc. (‘‘RPM’’), the Company’s wholly owned subsidiary, had a conditional rating which negatively impacted its ability to acquire referrals from L&I. Although RPM continued to receive cases from L&I, the rate at which they were received had lessened. However, effective July 11, 2006, a Washington court entered a ruling restricting L&I’s use of this performance measurement formula and eliminated the distinction between eligible and conditional providers. Although claims managers must now consider all providers when assigning cases, RPM’s ability to achieve increases in the number of future referrals from L&I is not assured.

Cost of services as a percentage of revenues for the three month periods ended September 30, 2006 and 2005 were 50.4% and 49.1%, respectively. During the six months ended September 30, 2006 and 2005, cost of services as a percentage of revenues were 49.4% and 50.8%, respectively. The variations in cost of services resulted from changes in the mix of vocational rehabilitation services rendered during the quarters ended September 30, 2006 and June 30, 2006 as compared to the corresponding periods in the prior fiscal year.

Selling, general and administrative expenses for the quarter ended September 30, 2006 decreased to $248,614 from $317,276 for the three months ended September 30, 2005. Selling, general and administrative expenses for the six months ended September 30, 2006 decreased to $519,578 from $621,051 for the six months ended September 30, 2005. These decreases represent a reduction in the Company’s payroll and payroll related costs in addition to other cost saving initiatives necessitated by the decline in business volume.

Interest income for the three and six month periods ended September 30, 2006 was $92,601 and $181,829, respectively. Interest income for the three and six months ended September 30, 2005 was $69,077 and $128,422, respectively. These increases were directly related to an increase in market interest rates during the current fiscal periods.

Liquidity and Capital Resources

At September 30, 2006, the Company had working capital of $6,759,558 as compared to working capital of $6,948,167 at March 31, 2006. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.

During the six months ended September 30, 2006, net cash used in operations of $101,510 consisted principally of a net loss of $114,054. The Company used $79,982 in investing activities during the six months ended September 30, 2006 related to the acquisition of an automobile for the Chairman of the Board/Chief Executive Officer.

During the six months ended September 30, 2005, the Company used $84,381 in its financing activities to purchase shares of its common stock.

Minimum lease payments under non-cancelable leases and subleases, exclusive of future escalation charges, for the remainder of fiscal 2007 and fiscal years ending thereafter are as follows:

2007	$41,000
2008	83,000
2009	51,000
2010	41,000
2011	42,000
Thereafter	29,000
$287,000

The Company continues its review of strategic alternatives for maximizing shareholder value. Potential acquisitions will be evaluated based on their merits within the Company’s current line of business, as well as other fields.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to the Company.

Market Risk

The Company is exposed to market risk related to changes in interest rates. Most of the Company’s cash and cash equivalents are invested at variable rates of interest and decreases in market interest rates would cause a related reduction in interest income.

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

Item 3.    Controls and Procedures.

(a)    Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this Report. As of the end of the fiscal quarter ended September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic Securities and Exchange Commission filings.

(b)    Changes in Internal Controls

There have been no changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting subsequent to the date of the Company’s evaluation in connection with the preparation of this Form 10-QSB.

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

PART II — OTHER INFORMATION

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

AMERICAN CLAIMS EVALUATION, INC.

Date: November 14, 2006                                           By:    /s/ Gary Gelman

Gary Gelman Chairman of the Board, President and Chief Executive Officer

Date: November 14, 2006                                           By:    /s/ Gary J. Knauer

Gary J. Knauer Chief Financial Officer, Treasurer and Secretary