Form 10QSB
period 2006-12-31
AMERICAN CLAIMS EVALUATION INC
filed 2007-02-14
CIK 774517

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (Mark One)

              {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

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

                                 (516) 938-8000
                                 --------------
                           (Issuer's telephone number)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes        No    X
                                     ------    ------

As of February 13, 2007, there were 4,761,800 shares of the issuer's common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes        No   X
                                                               -----     -----

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I  - FINANCIAL INFORMATION

Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets as of December 31,
                     2006 (unaudited) and March 31, 2006                   3

            Condensed Consolidated Statements of Operations for the
                     Three and Nine Months ended December 31, 2006
                     and 2005 (unaudited)                                  4

            Condensed Consolidated Statements of Cash Flows for the
                     Nine Months ended December 31, 2006 and 2005
                     (unaudited)                                           5

            Notes to Condensed Consolidated Financial Statements
                     (unaudited)                                          6 - 8

Item 2.   Management's Discussion and Analysis or Plan of Operation       9 - 11

Item 3.   Controls and Procedures                                          12

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders              13

Item 6.   Exhibits                                                         13

SIGNATURES                                                                 14

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                AMERICAN CLAIMS EVALUATIONS, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets

                                                   Dec. 31, 2006   Mar. 31, 2006
                                                  --------------- --------------
                                                    (Unaudited)
                  Assets
                  ------
Current assets:
 Cash and cash equivalents                           $ 6,711,709    $ 6,939,798
 Accounts receivable, net                                 81,214         90,716
 Prepaid expenses                                         13,120         36,870
                                                  --------------- --------------
   Total current assets                                6,806,043      7,067,384

Property and equipment, net                               87,844         16,224
                                                  --------------- --------------
   Total assets                                      $ 6,893,887    $ 7,083,608
                                                  =============== ==============

     Liabilities and Stockholders' Equity
     ------------------------------------
Current liabilities:
 Accounts payable                                       $ 17,639       $ 18,193
 Accrued expenses                                         83,700        101,024
                                                  --------------- --------------
   Total current liabilities                             101,339        119,217
                                                  --------------- --------------

Commitments

Stockholders' equity:
 Common stock, $.01 par value.  Authorized
   10,000,000 shares; issued 5,050,000
   shares; outstanding 4,761,800 shares                   50,500         50,500
 Additional paid-in capital                            4,624,849      4,586,849
 Retained earnings                                     2,579,040      2,788,883
                                                  --------------- --------------
                                                       7,254,389      7,426,232
 Treasury stock, at cost                                (461,841)      (461,841)
                                                  --------------- --------------
   Total stockholders' equity                          6,792,548      6,964,391
                                                  --------------- --------------
   Total liabilities and stockholders' equity        $ 6,893,887    $ 7,083,608
                                                  =============== ==============

See accompanying notes to condensed consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Operations

                                       (Unaudited)

                                   Three months ended       Nine months ended
                               ------------------------  -----------------------
                                 Dec. 31,     Dec. 31,    Dec. 31,     Dec. 31,
                                   2006         2005       2006         2005
                               -----------  -----------  ----------  -----------

Revenues                        $ 199,610    $ 278,149   $ 641,731    $ 867,060
Cost of services                   93,164      143,296     311,590      442,591
                               -----------  -----------  ----------  -----------
  Gross margin                    106,446      134,853     330,141      424,469

Selling, general and
  administrative expenses         299,162      273,753     818,740      894,804
                               -----------  -----------  ----------  -----------

  Operating loss                 (192,716)    (138,900)   (488,599)    (470,335)

Interest income                    96,927       78,900     278,756      207,322
                               -----------  -----------  ----------  -----------

  Loss before income tax
    expense                       (95,789)     (60,000)   (209,843)    (263,013)

Income tax expense                      -            -           -            -
                               -----------  -----------  ----------  -----------

  Net loss                       $(95,789)    $(60,000)  $(209,843)   $(263,013)
                               ===========  ===========  ==========  ===========

Net loss per share -
  basic and diluted              $  (0.02)    $  (0.01)   $  (0.04)    $  (0.05)
                               ===========  ===========  ==========  ===========

Weighted average shares -
  basic and diluted             4,761,800    4,768,967   4,761,800    4,805,078
                               ===========  ===========  ==========  ===========

See accompanying notes to condensed consolidated financial statements.

                 AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                          Nine months ended
                                                     ---------------------------
                                                       Dec. 31,        Dec. 31,
                                                         2006            2005
                                                     ------------   ------------
Cash flows from operating activities:
  Net loss                                             $(209,843)     $(263,013)
                                                     ------------   ------------
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation                                          8,362         19,900
     Stock-based compensation                             38,000          7,150
     Changes in assets and liabilities:
         Accounts receivable                               9,502          8,012
         Prepaid expenses                                 23,750         12,488
         Accounts payable                                   (554)         1,298
         Accrued expenses                                (17,324)       (15,595)
         Income taxes payable                                  -         (1,228)
                                                     ------------   ------------
                                                          61,736         32,025
                                                     ------------   ------------
         Net cash used in operating activities          (148,107)      (230,988)
                                                     ------------   ------------

Cash flows from investing activities:
  Capital expenditures                                   (79,982)        (3,660)
                                                     ------------   ------------
         Net cash used in investing activities           (79,982)        (3,660)
                                                     ------------   ------------

Cash flows from financing activities:
  Purchase of treasury shares                                  -       (144,700)
                                                     ------------   ------------
         Net cash used in financing activities                 -       (144,700)
                                                     ------------   ------------

Net decrease in cash and cash equivalents               (228,089)      (379,348)

Cash and cash equivalents at beginning of period       6,939,798      7,371,185
                                                     ------------   ------------
Cash and cash equivalents at end of period            $6,711,709     $6,991,837
                                                     ============   ============

Supplemental disclosure of cash flow information:
   Income taxes paid                                         $ -            $ -
                                                     ============   ============

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended March 31, 2006 and the notes thereto contained in the Company's
Annual Report on Form 10-KSB, as filed with the Securities and Exchange
Commission (the "SEC").

Net Loss Per Share
------------------

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended December 31, 2006 and 2005:

                                                     Three months ended           Nine months ended
                                                 --------------------------   ------------------------
                                                    12/31/06     12/31/05       12/31/06     12/31/05
                                                 ------------  ------------   -----------  -----------
Numerator:
 Net loss                                        $   (95,789)  $   (60,000)   $ (209,843)  $ (263,013)
                                                 ============  ============   ===========  ===========
Denominator:
 Denominator for basic net loss per
    share - weighted average shares                4,761,800     4,768,967     4,761,800    4,805,078
 Effect of dilutive securities:
    Stock options                                          -             -             -            -
                                                 ------------  ------------   -----------  -----------
 Denominator for diluted
    net loss per share                             4,761,800     4,768,967     4,761,800    4,805,078
                                                 ============  ============   ===========  ===========
Basic net loss per share                         $     (0.02)  $     (0.01)   $    (0.04)  $    (0.05)
                                                 ============  ============   ===========  ===========
Diluted net loss per share                       $     (0.02)  $     (0.01)   $    (0.04)  $    (0.05)
                                                 ============  ============   ===========  ===========

Potentially dilutive securities consisting of employee stock options to purchase
1,236,000 shares as of December 31, 2006 and 2005 were not included in the diluted net loss per share calculations because their effect would have been anti-dilutive.

Stock-Based Compensation
------------------------

Prior to January 1, 2006, the Company accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"),
Accounting for Stock Issued to Employees, and related provisions. The Company also followed the disclosure requirements of Statement of Financial Accounting
Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS
123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation -
Transition and Disclosure.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123
(revised 2004), Share-Based Payment ("SFAS 123R") which establishes the accounting for stock-based awards. Under the provisions of SFAS No. 123R, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the recipient's requisite service period (generally the vesting period of the grant). The
Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this
Form 10-QSB have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

The Company recognized stock-based compensation totaling $38,000 for the three and nine months ended December 31, 2006 based on the fair value of stock options granted. This expense is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

The Company estimates the fair value of stock options granted using the
Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted during the three and nine months ended December 31, 2006. Estimates of the fair values are not intended to predict actual future events or the value ultimately realized by the recipients who receive equity awards.

The per share weighted average fair value of stock options granted during the three and nine months ended December 31, 2006 was $0.95. In addition to the exercise price of the awards, certain weighted average assumptions were used to estimate the fair value of stock option grants as follows: expected volatility of 47.7%, expected dividend yield of 0%, risk-free interest rate of 4.71% and an expected option term of 5 years.

The Company estimates expected volatility by considering the historical volatility of the Company's stock. The risk-free interest rate is based on the
United States Treasury constant maturity interest rate whose term is consistent with the expected life of the award. The expected option term was calculated using the simplified method prescribed in SEC Staff Accounting Bulletin No. 107.
Under this method, the expected option life is equal to the sum of the weighted average vesting term plus the original contract term divided by two.

Under APB No. 25, there was no compensation cost recognized in the three and nine months ended December 31, 2005 as these options had exercise prices equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if

compensation cost had been determined consistent with the requirements of SFAS
123 for the three and nine months ended December 31, 2005:

                                                     Three months  Nine months
                                                         ended        ended
                                                      12/31/2005    12/31/2005
                                                     ------------  ------------
Numerator:
  Net loss                                             $ (60,000)   $ (263,013)
Deduct:
  Total stock-based employee compensation
   expense determined under fair value method
   for options granted                                         -      (424,850)
                                                     ------------  ------------
Pro forma net loss                                     $ (60,000)   $ (687,863)
                                                     ============  ============
Net loss per share:
   Basic and diluted - as reported                     $   (0.01)   $    (0.05)
                                                     ============  ============
   Basic and diluted - pro forma                       $   (0.01)   $    (0.14)
                                                     ============  ============

The per share weighted average fair value of stock options granted during the three and nine months ended December 31, 2005 was $1.16. These fair values were determined using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, risk-free interest rate of 4.27%, an expected option life of 7.5 years and an expected volatility of 52%.

The following table summarizes the activity of the Company's stock options for the nine months ended December 31, 2006:

                                                          Weighted
                                             Weighted      Average
                                              Average     Remaining   Aggregate
                                             Exercise    Contractual  Intrinsic
                                   Shares      Price         Term       Value
                                -----------  ----------  -----------  ----------

Outstanding at March 31, 2006    1,236,000     $ 1.96      6 years
  Granted                           40,000     $ 2.00     9.8 years
  Expired                          (40,000)    $ 2.25
                                -----------
Outstanding at Dec. 31, 2006     1,236,000     $ 1.96     4.6 years    $ 330,000
                                ===========

Exercisable at Dec. 31, 2006     1,236,000     $ 1.96     4.6 years    $ 330,000
                                ===========

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of the Company's common stock for the shares subject to options that were in-the-money at
December 31, 2006.

At December 31, 2006, there was no unrecognized compensation cost related to non-vested stock option awards.

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
The Company does not consider any of its accounting policies to be critical. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006 (the "Annual Report"). The accounting policies used in preparing our interim condensed consolidated financial statements are the same as those described in the Annual Report.

Results of Operations - Three and Nine Months ended December 31, 2006 and 2005
------------------------------------------------------------------------------

Revenues for the quarterly period ended December 31, 2006 were $199,610, a decrease of 28.2% from the $278,149 reported for the three month period ended
December 31, 2005. Revenues for the nine months ended December 31, 2006 were
$641,731, a decrease of 26.0% from the $867,060 reported for the nine months ended December 31, 2005. These significant decreases were principally the result of a decrease in vocational rehabilitation services performed for the Washington
State Department of Labor & Industries ("L&I") during the three and nine months ended December 31, 2006 compared to the comparable periods last year. In addition, the Company has lost the services of its highest producing consultant due to medical reasons.

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

Cost of services as a percentage of revenues for the three month periods ended
December 31, 2006 and 2005 were 46.7% and 51.5%, respectively. During the nine months ended December 31, 2006 and 2005, cost of services as a percentage of revenues were 48.6% and 51.0%, respectively. The variations in cost of services resulted from changes in the mix of vocational rehabilitation services rendered during the current fiscal year as compared to the corresponding periods in the prior fiscal year.

Selling, general and administrative expenses for the quarter ended December 31,
2006 increased to $299,162 from $273,753 for the three months ended December 31,
2005. The increase in

selling, general and administrative expenses is primarily due to stock-based compensation of $38,000 recorded under the provisions of SFAS No. 123R. Selling, general and administrative expenses for the nine months ended December 31, 2006 decreased to $818,740 from $894,804 for the nine months ended December 31, 2005.
This decrease represents a reduction in the Company's payroll and payroll related costs in addition to other cost saving initiatives necessitated by the decline in business volume.

Interest income for the three and nine month periods ended December 31, 2006 was
$96,927 and $278,756, respectively. Interest income for the three and nine months ended December 31, 2005 was $78,900 and $207,322, respectively. These increases were directly related to an increase in market interest rates during the current fiscal periods.

The Company continues its review of strategic alternatives for maximizing shareholder value. Potential acquisitions will be evaluated based on their merits within the Company's current line of business, as well as other fields.
The Company may not be able to achieve positive cash flow from operations without an acquisition of a business or businesses. There can be no assurance that the Company can make an acquisition or achieve positive cash flow from operations.

Liquidity and Capital Resources
-------------------------------

At December 31, 2006, the Company had working capital of $6,704,704 as compared to working capital of $6,948,167 at March 31, 2006. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.

During the nine months ended December 31, 2006, net cash used in operations of
$148,107 consisted principally of a net loss of $209,843, offset by a non-cash charge related to stock-based compensation of $38,000. The Company used $79,982 in investing activities during the nine months ended December 31, 2006 related to the acquisition of an automobile for use by the Chairman of the Board/Chief
Executive Officer.

During the nine months ended December 31, 2005, the Company used $144,700 in its financing activities to purchase shares of its common stock.

Minimum lease payments under non-cancelable leases and subleases, exclusive of future escalation charges, for the remainder of fiscal 2007 and fiscal years ending thereafter are as follows:
                         2007                           $20,000
                         2008                            83,000
                         2009                            51,000
                         2010                            41,000
                         2011                            42,000
                   Thereafter                            29,000
                                                   -------------
                                                       $266,000
                                                   =============

                                       10

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

                                       11

Item 3.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures
     ------------------------------------------------

Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this Report. As of the end of the fiscal quarter ended December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer,
of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange
Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings.

(b)  Changes in Internal Controls
     ----------------------------

There have been no changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting subsequent to the date of the Company's evaluation in connection with the preparation of this Report on Form 10-QSB.

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

                                       12

                           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

            (a) Annual Meeting of Shareholders, October 10, 2006

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

                      Gary Gelman               4,736,658 for     2,801 withheld
                      Edward M. Elkin, M.D.     4,736,658 for     2,801 withheld
                      Peter Gutmann             4,736,658 for     2,801 withheld
                      Joseph Looney             4,736,658 for     2,801 withheld

Item 6.   Exhibits.

            Exhibit 31.1   Section 302 Principal Executive Officer Certification

            Exhibit 31.2   Section 302 Principal Financial Officer Certification

            Exhibit 32.1   Section 1350 Certification

            Exhibit 32.2   Section 1350 Certification

                                       13

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN CLAIMS EVALUATION, INC.

Date: February 13, 2007                By: /s/ Gary Gelman
                                           -----------------------------------
                                           Gary Gelman
                                           Chairman of the Board,
                                           President and Chief Executive Officer

Date: February 13, 2007                By: /s/ Gary J. Knauer
                                           -----------------------------------
                                           Gary J. Knauer
                                           Chief Financial Officer,
                                           Treasurer and Secretary

                                       14