Form 10KSB
period 2007-03-31
AMERICAN CLAIMS EVALUATION INC
filed 2007-06-27
CIK 774517

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-KSB

 (Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 0-14807

AMERICAN CLAIMS EVALUATION, INC.

(Name of small business issuer in its charter)

New York	11-2601199
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

          One Jericho Plaza, Jericho, NY   11753

(Address of principal executive offices)   (Zip Code)

Issuer's telephone number:  (516) 938-8000

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01	NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act:

None.

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

The issuer’s revenues for the fiscal year ending March 31, 2007 were $850,294.

On June 21, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates was $2,243,586.  For purposes of this disclosure, shares of common stock held by directors, officers and shareholders whose ownership exceeds five percent of the common stock outstanding were excluded.  Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control with the issuer.

The number of shares of the registrant’s common stock outstanding on June 25, 2007 was 4,761,800.

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

RPM provides vocational rehabilitation and case management services to the Washington State Department of Labor & Industries ("L&I").  During 2001, L&I eliminated the process of awarding contracts to qualifying firms in favor of a new system which created the opportunity for any firm or individual meeting L&I’s requirements to provide services.  To be eligible under this new system, a provider must only meet certain business practice standards and consultant credentialing criteria without the necessity of being awarded a contract.  All RPM consultants have been transitioned into the new system and have until December 1, 2010, as extended, to meet the credentialing standards.  The Company has instituted an educational program to ensure all remaining consultants not currently meeting L&I’s credentialing requirements will do so by the imposed deadline, as extended.

For the years ended March 31, 2007 and 2006, L&I accounted for 43% and 44%, respectively, of the Company’s revenues. The Company has another customer that accounted for 15% and 13% of revenues for the years ended March 31, 2007 and 2006, respectively.  Revenues from a third customer comprised 10% of revenues for the year ended March 31, 2006.

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

Employees

As of March 31, 2007, the Company had twelve full-time employees and four part-time employees.  Of these full-time employees, three were in management, seven were vocational rehabilitation consultants and two were in administration.

Item 2.  Description of Property.

The Company leases office space in Jericho, New York under a seven-year non-cancelable operating sublease with American Para Professional Systems, Inc. ("APPS"), an entity under the control of the Company’s Chairman of the Board, which expires on November 30, 2011.  Basic rent under the sublease has been established as a pass-through with the Company’s cost being fixed at a cost equal to the prorated rent payable for the subleased space by APPS to the building’s landlord.  The sublease provides for an annual rent of $39,000 during the upcoming fiscal year with increases of 3% per annum in subsequent years.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2007.

PART II

Item 5.

 Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The Company's common stock, par value $.01 (the "Shares"), trades on the NASDAQ Capital Market under the symbol "AMCE".

The following table sets forth the range of high and low sales prices for the Company's Shares for each quarter during the period April 1, 2005 through March 31, 2007:

	High	Low
Fiscal 2006:
Quarter ended Jun. 30, 2005	$2.48	$1.50
Quarter ended Sept. 30, 2005	$2.25	$1.61
Quarter ended Dec. 31, 2005	$3.75	$1.40
Quarter ended Mar. 31, 2006	$3.60	$1.83
Fiscal 2007:
Quarter ended Jun. 30, 2006	$3.00	$1.82
Quarter ended Sept. 30, 2006	$2.50	$1.81
Quarter ended Dec. 31, 2006	$2.40	$1.61
Quarter ended Mar. 31, 2007	$2.10	$1.61

The number of holders of the Company's Shares was approximately 539 on March 31, 2007, computed by the number of record holders, inclusive of holders for whom Shares are being held in the name of brokerage houses and clearing agencies.

The Company has never paid a cash dividend and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, for use in its business.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Revenue from vocational rehabilitation services for the fiscal year ended March 31, 2007 ("Fiscal 2007") totaled $850,294, a decrease of 25.5% from revenue of $1,141,967 generated in the fiscal year ended March 31, 2006 ("Fiscal 2006").  This significant decrease was principally the result of a decrease in the dollar value of vocational rehabilitation services performed for L&I during the Fiscal 2007 compared to the prior year.  In addition, the Company lost the services of its highest producing consultant during Fiscal 2007 due to medical reasons.  During Fiscal 2006, revenue was consistent with revenue of $1,139,947 reported for the fiscal year ended March 31, 2005 ("Fiscal 2005").

The cost of vocational rehabilitation services was 48.6% of revenues for Fiscal 2007 which represented a decrease from the cost of vocational rehabilitation services of 50.4% for Fiscal 2006.  The decrease in cost of services resulted from the use of vocational rehabilitation consultants compensated at slightly lower rates for services rendered during the current fiscal year as compared to the prior fiscal year.  During Fiscal 2005, the cost of vocational rehabilitation services was consistent with Fiscal 2006 at 50.5% of revenue.

Selling, general and administrative expenses were $1,117,593 and $1,180,537 in Fiscal 2007 and Fiscal 2006, respectively.  The decrease in Fiscal 2007 was the result of reductions in payroll and payroll related costs necessitated by the decline in revenue.  This decrease was partially offset by an increase in stock based compensation expense of $59,250 recorded in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123R") which established the accounting for stock-based awards.  Selling, general and administrative expenses in Fiscal 2005 were $1,168,879. The increase in selling, general and administrative expenses in Fiscal 2006 over Fiscal 2005 was due to the hiring of an individual to market vocational rehabilitation and related services.  That increase was offset by a decrease in rent expense during the current fiscal year under its new sublease in New York and a new lease for its Spokane, Washington location.

Interest income was $369,482, $286,542 and $127,982 during Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively.  The continued increase in interest income earned is the result of incrementally higher interest rates during the three year period.

Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly.  The Company believes it is more likely than not that the deferred tax assets will not be realized. As of March 31, 2007, the Company has net operating loss carryforwards of approximately $1,810,000 which will be available to reduce future taxable income.

Liquidity and Capital Resources

The Company's primary source of cash is existing cash resources.  At March 31, 2007, the Company had working capital of $6,628,991 as compared to working capital of $6,948,167 at March 31, 2006.

During Fiscal 2007, operating activities used cash of $211,011, primarily due to its operating loss.  Cash used in financing activities during Fiscal 2006 reflects the repurchase of 98,000 Shares in private transactions at an aggregate cost of $144,700.  During the year ended March 31, 2007, the Company used $81,520 in its investing activities, including $79,982 used for the purchase of an automobile for use by the Chairman of the Board/Chief Executive Officer.

The Company continues its review of strategic alternatives for maximizing shareholder value.  Potential acquisitions will be evaluated based on their merits within its current line of business, as well as other fields.  Management believes that the Company has sufficient cash resources and working capital to meet its capital resource requirements for the foreseeable future.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board and the Securities and Exchange Commission ("SEC") have issued certain accounting pronouncements as of March 31, 2007 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this Annual Report.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to the Company.

Critical Accounting Policies

The Company makes estimates and assumptions in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  Note 1 of the notes to the consolidated financial statements includes a summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and which require management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Forward-Looking Statements

Except for the historical information contained herein, the matters discussed in this Annual Report and the Company's other periodic reports and other documents incorporated by reference or incorporated herein as exhibits, may contain forward-looking statements that involve risks and uncertainties.  The Company's actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, general economic and market conditions, the potential loss or termination of existing clients and contracts and the ability of the Company to successfully identify and thereafter consummate one or more acquisitions.

Item 7.  Financial Statements.

The financial statements required by this Item are set forth at the pages indicated in Item 13 on page 16 of this Annual Report.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this Annual Report. As of the end of the period covered by this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There have been no changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting subsequent to the date of the Company’s evaluation in connection with the preparation of this Annual Report.

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

Item 8A(T). Controls and Procedures.

Not applicable.

Item 8B.

 Other Information.

None.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The executive officers and directors of the Company are as follows:

Name	Age	Position
Gary Gelman	60	Chairman of the Board, President and Chief Executive Officer
Gary J. Knauer	47	Chief Financial Officer, Treasurer and Secretary
Edward M. Elkin, M.D.	68	Director
Peter Gutmann	78	Director
Joseph Looney	49	Director

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

Joseph Looney was appointed a director of the Company on June 14, 2005.  He is currently the Vice President – Finance for NBTY, Inc., a vertically integrated manufacturer and distributor of vitamins and nutritional supplements.  He was the Chief Financial Officer of EVCI Career College Holding Corp. from October 2005 to May 2006.  Previously, he had been the Chief Financial Officer and Secretary of Astrex, Inc., a distributor of electronic components, since 2002.  From 1996-2002, he was the Chief Financial Officer, V.P. of Finance and Assistant Secretary of Manchester Technologies, Inc., a network integrator and reseller of computer products. From 1984 to1996, he was employed by the accounting firm of KPMG

LLP.  He is a Certified Public Accountant and has a B.A. from Queens College, City University of New York and an M.S. from Long Island University.  Since 1996, Mr. Looney has also been an Adjunct Professor of Accounting and Business Law at Hofstra University.

The directors are elected at the Annual Meeting of Shareholders and hold office until the next Annual Meeting of Shareholders and until their respective successors have been elected and qualified or until their prior death, resignation or removal.

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. Messrs. Elkin, Gutmann and Looney are the members of the Audit Committee.  The Board has determined that Mr. Looney is (i) the “audit committee financial expert”, as defined in regulations adopted pursuant to the Sarbanes-Oxley Act of 2002 and (ii) “independent” in accordance with Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Code of Ethics

The Company has adopted a Code of Ethics (the "Code of Ethics") that applies to its Chief Executive Officer, Chief Financial Officer, directors and employees.  Any amendments or waivers to the Code of Ethics will be promptly disclosed as required by applicable laws, rules and regulations of the SEC.  The Code of Ethics was filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Federal securities laws, the Company’s directors, its executive officers and any person holding more than 10% of the Company’s Shares are required to report their ownership of the Company’s Shares and any changes in that ownership to the SEC on the SEC’s Forms 3, 4 and 5.  Based on its review of the copies of such forms it has received, the Company believes that all officers, directors and owners of greater than 10% of the Company’s equity securities complied on a timely basis with all filing requirements applicable to them with respect to transactions during Fiscal 2007.

Item 10.  Executive Compensation.

The following table sets forth all compensation paid or accrued to the Company's Chief Executive Officer (principal executive officer) and the Chief Financial Officer (the "Named Executive Officers") for each of the Company's last two fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards (1)	All Other Compensation (2)	Total
Gary Gelman	2007	$244,311	-	-	$10,146	$254,457
Chairman,	2006	$244,311	-	-	$ 8,634	$252,945
President and CEO
Gary J. Knauer	2007	$136,017	-	$21,250	$ 4,953	$162,220
Treasurer,	2006	$129,010	-	-	$5,512	$134,522
Secretary and CFO

(1)

Represents the compensation costs of stock option awards for financial reporting purposes for the fiscal year under SFAS 123R, rather than an amount paid to or realized by the Named Executive Officer. See Note 1(j) of the Notes to Consolidated Financial Statements for a discussion of the assumptions used in calculating the aggregate grant date fair value computed in accordance with SFAS 123R.  There can be no assurance that the SFAS 123R amounts will ever be realized.

(2)

The amounts shown in All Other Compensation include the Company’s incremental cost for the provision to the Named Executive Officers of certain specified perquisites as follows:

Named Executive Officer	Fiscal Year	Personal Use of Company Automobile	401(k) Matching Contributions	Total
Gary Gelman	2007	$7,370	$2,776	$10,146
	2006	$5,387	$3,247	$8,634
Gary J. Knauer	2007	$2,893	$2,060	$4,953
	2006	$3,515	$1,997	$5,512

Compensation Plans

The following describes plans adopted by the Company pursuant to which cash or non-cash compensation was paid or distributed during the years ended March 31, 2007 and 2006 or pursuant to which such compensation may be distributed in the future, to the Named Executive Officers.

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

Stock Option Plans

In July 1985, the Company's Board of Directors adopted the 1985 Stock Option Plan (the "1985 Plan").  The 1985 Plan has expired, except as to options outstanding (consisting of options to purchase 5,000 Shares at March 31, 2007).  No additional options may be granted.

In March 1991, the Board of Directors adopted the Company's 1991 Stock Option Plan (the "1991 Plan") and in October 1991, the shareholders of the Company ratified, approved and adopted the 1991 Plan.  The

1991 Plan had also previously expired, except as to options outstanding.  During the year ended March 31, 2007, these options expired on their respective expiration dates.

On May 7, 1997, the Board of Directors adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") covering 750,000 Shares.  The shareholders of the Company ratified and approved the 1997 Plan in September 1997.  There are no remaining options available for grant under the 1997 Plan.  During May 2007, the 1997 Plan expired, except as to options outstanding (consisting of options to purchase 715,000 Shares at March 31, 2007).

On August 25, 2000, the Board of Directors adopted the 2000 Incentive Stock Plan (the "2000 Plan").  The Company’s shareholders ratified and approved the 2000 Plan in October 2000. The 2000 Plan permits the granting of an aggregate of options to purchase 750,000 Shares.

On June 14, 2005, the Board of Directors adopted the 2005 Stock Incentive Plan (the "2005 Plan") covering 1,000,000 Shares.  The Company’s shareholders ratified and approved the 2005 Plan in October 2005.

On August 15, 2005, the Company granted options to purchase a total of 310,000 Shares under the 2005 Plan to the Company’s directors and executive officers at an exercise price of $1.94 per Share.  Additionally, in light of the Company’s expected adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006, the Board authorized the immediate vesting of unvested stock options previously granted to an executive officer of the Company effective August 15, 2005.  The Board’s decision to accelerate the vesting of these stock options was based on the belief that it was in the best interest of its shareholders as it will reduce the Company’s reported compensation expense in future periods.  In order to prevent unintended personal benefit to the officer, the Board imposed certain restrictions on the sale of any Shares obtained through the exercise of an accelerated option.

At March 31, 2007, options to purchase 625,000 and 9,000 Shares were available for grant under the 2005 Plan and 2000 Plan, respectively.

On June 4, 2007, options to purchase 300,000 Shares at an exercise price of $1.25 per Share issued to Mr. Gelman expired.  On June 20, 2007, the Board of Directors granted an option to purchase 300,000 Shares under the 2005 Plan to Mr. Gelman, exercisable immediately, at an exercise price of $1.97 per Share.

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

All of the Company’s Plans provide that the number of Shares subject thereto and the outstanding options and their exercise prices are to be appropriately adjusted for mergers, consolidations, recapitalizations, stock dividends, stock splits or combinations of shares.

The current option committee appointed by the Board of Directors to administer the Company's stock option plans consists of Messrs. Gutmann, Elkin and Looney, all independent directors within the meaning of the Qualitative Listing Rules of the NASDAQ Stock Market.  The Board of Directors may at any time terminate or from time to time amend or alter any of the existing stock option plans.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information summary information regarding the outstanding equity awards held by the Named Executive Officers at March 31, 2007:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Gary Gelman	300,000		-	$1.25	06/04/07
	250,000		-	$2.56	11/01/10
	250,000		-	$1.94	08/15/15
Gary J. Knauer	20,000		-	$2.25	06/23/08
	25,000		-	$2.50	06/29/09
	25,000		-	$2.56	11/01/10
	50,000		-	$1.80	06/06/12
	30,000		-	$1.70	10/07/13
	5,000		-	$2.25	03/03/09
	50,000		-	$2.24	02/10/15
	20,000	(1)	-	$1.94	08/15/15
	25,000	(1)	-	$1.76	02/12/17

(1)

These options, as well as all other options listed, are fully vested.  However, the option grants contain disposition restrictions which prohibit the sale of 50% of the awarded options until the first anniversary of the grant date and the remaining 50% of the awarded options until the second anniversary of the grant date.

The closing price of the Company’s common stock on March 31, 2007 was $1.94 per share.

Director Compensation

Each director who is not a salaried employee receives an annual retainer of $1,000 and a uniform fee of $500 for each Board of Directors’ meeting and/or Audit Committee meeting attended in person.  In addition, Mr. Looney will receive an additional fee of $500 per Audit Committee meeting as the “audit committee financial expert” serving on the Company’s Audit Committee.  Director compensation in Fiscal 2007 was as follows:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Edward Elkin	$2,500	$14,250	$16,750
Peter Gutmann	$3,000	$14,250	$17,250
Joseph Looney	$3,500	-	$3,500

(1)

Represents the compensation costs of stock option awards for financial reporting purposes for the fiscal year under SFAS 123R.  See Note 1(j) of the Notes to Consolidated Financial Statements for the assumptions used in calculating SFAS 123R values.  There can be no assurance that the SFAS 123R amounts will ever be realized.

(2)

As of March 31, 2007, the aggregate number of option awards outstanding for Messrs. Gutmann, Elkin and Looney are 75,000, 81,000 and 20,000 Shares, respectively.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table and notes thereto set forth information regarding the beneficial ownership of the Company's Shares as of June 25, 2007 by (i) each person known by the Company to be the beneficial owner of more than 5% of such voting security, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all executive officers and directors of the Company as a group.  The percentages have been calculated by taking into account all Shares owned on such date as well as all such Shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter.  Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the Shares owned.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1) (4)		Percent of Class (1)
Gary Gelman (2)	3,696,400		66.5%
Peter Gutmann (2)	121,000	(3)	2.5%
Edward M. Elkin, M.D. (2)	81,000		1.7%
Joseph Looney (2)	20,000		*
Gary J. Knauer (2)	250,000		5.0%
J. Morton Davis	388,024	(5)	8.1%
Kinder Investments, L.P.	292,500	(6)	6.1%
All executive officers and directors as a group (five persons)	4,168,400
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

(6)

These Shares are owned of record by Kinder Investments, L.P. ("Kinder"), Nesher, LLC, the general partner of Kinder ("Nesher") and Dov Perlysky, the managing member of Nesher ("Perlysky").  The reporting parties’ business address is 100 Park Avenue, New York, NY  10017.  Nesher and Kinder may be deemed to beneficially own 292,500 Shares.  Perlysky may be deemed to beneficially own 292,572 Shares, consisting of 292,500 Shares owned directly by Kinder and 72 Shares owned directly by Perlysky’s wife.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,236,000	$1.95	384,000
Equity compensation plans not approved by security holders	-	N/A	0
Total	1,236,000	$1.95	384,000

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

The Company entered into a seven-year non-cancelable operating sublease which expires November 30, 2011 for office space with APPS, an entity under the control of the Company’s Chairman of the Board.  Basic rent under the sublease has been established as a pass-through with the Company’s cost being fixed at a cost equal to the pro-rated rent payable for the subleased space by APPS to the building’s landlord.  See “Item 2. Description of Property.”

Director Independence

The Company’s Board of Directors consists of Gary Gelman, Peter Gutmann, Edward M. Elkin, M.D. and Joseph Looney.  Except for Mr. Gelman, all of such directors are “independent” as such term is defined in the Marketplace Rules of the NASDAQ Stock Market.

PART IV

Item 13.  Exhibits.

Documents filed with this report:

1.

Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2007 and 2006

Consolidated Statements of Operations for the years ended March 31, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended March 31, 2007 and 2006

Notes to Consolidated Financial Statements

Financial Statement Schedules

Financial statement schedules have been omitted because the required information is inapplicable or because the information is presented in the financial statements or related notes.

2.

Exhibits

  3

Certificate of Incorporation of the Company as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-18, File No. 2-99625-NY, dated March 31, 1989).

  3.1

Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for its year ended March 31, 1989).

  3.2

By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3, File No. 33-40200, dated April 26, 1991).

10.1

1985 Stock Option Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-18, File No. 2-99625-NY, dated March 31, 1989).

10.2

1991 Stock Option Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-3, File No. 33-40200, dated April 26, 1991).

10.3

1997 Stock Incentive Plan (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8, File No. 333-39071, dated October 30, 1997).

10.4

2000 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated September 11, 2000).

10.5

Employment Agreement, dated June 7, 2001, between the Company and Gary Gelman (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for its year ended March 31, 2001).

10.6

Sublease Agreement, dated August 20, 2004, between American Para Professional Systems, Inc. and the Company with respect to the premises at One Jericho Plaza, Jericho, NY  (Incorporated by reference to Exhibit 10 to the Company’s Form 10-QSB for the quarter ended September 30, 2005).

10.7

Lease Agreement, dated March 14, 2005, with respect to the RPM Rehabilitation & Associates, Inc. office located at 1212 N. Washington Street, Spokane, WA (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for its year ended March 31, 2005).

10.8

2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for its year ended March 31, 2005).

.

14

Code of Ethics (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB for its year ended March 31, 2004).

21

Subsidiaries.

23.1

Consent of Independent Registered Public Accounting Firm.

31.1

Rule 13a-14(a)/15d-14(a) Certification.

31.2

Rule 13a-14(a)/15d-14(a) Certification.

32.1

Section 1350 Certification of Chief Executive Officer.

32.2

Section 1350 Certification of Chief Financial Officer.

Item 14.  Principal Accountant Fees and Services.

The aggregate fees billed or billable for the fiscal years ended March 31, 2007 and 2006 for professional services rendered by J.H. Cohn LLP are as follows:

	Fiscal year ended March 31,
	2007	2006
Audit fees (1)	$40,000	$35,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$40,000	$35,000

(1)

Consists of fees for services provided in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statements.

Audit Committee Pre-Approval and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.

The Audit Committee, consisting of Messrs. Elkin, Gutmann and Looney, is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm.  These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. The independent registered public accounting firm and the Company’s management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval and the fees incurred to date.  The Audit Committee may also pre-approve particular services on a case-by-case basis.

The engagement of J.H. Cohn LLP for the fiscal years ended March 31, 2007 and 2006 and the scope of audit-related services, including the audits and reviews described above, were all pre-approved by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CLAIMS EVALUATION, INC.

By:  /s/ Gary Gelman

Gary Gelman

Chairman of the Board, President

and Chief Executive Officer

DATE:

June 25, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Gary Gelman Gary Gelman	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 25, 2007

/s/ Gary J. Knauer Gary J. Knauer	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	June 25, 2007

/s/ Edward M. Elkin Edward M. Elkin, M.D.	Director	June 25, 2007

/s/ Peter Gutmann Peter Gutmann	Director	June 25, 2007

/s/ Joseph Looney Joseph Looney	Director	June 25, 2007

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
American Claims Evaluation, Inc.

We have audited the accompanying consolidated balance sheets of American Claims Evaluation, Inc. and subsidiary as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Claims Evaluation, Inc. and subsidiary as of March 31, 2007 and 2006, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  J.H. Cohn LLP

Jericho, New York

June 18, 2007

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Consolidated Balance Sheets

March 31, 2007 and 2006

Assets	2007	2006
Current assets:
Cash and cash equivalents	$6,647,267	$6,939,798
Accounts receivable (net of allowance for doubtful accounts of $1,000 in 2007 and 2006)	64,851	90,716
Prepaid expenses	41,154	36,870
Total current assets	6,753,272	7,067,384
Property and equipment, net	83,627	16,224
Total assets	$6,836,899	$7,083,608
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,394	$18,193
Accrued expenses	101,887	101,024
Total current liabilities	124,281	119,217
Commitments
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 10,000,000 shares; issued 5,050,000 shares; outstanding 4,761,800 shares	50,500	50,500
Additional paid-in capital	4,646,099	4,586,849
Retained earnings	2,477,860	2,788,883
	7,174,459	7,426,232
Treasury stock, at cost	(461,841)	(461,841)
Total stockholders’ equity	6,712,618	6,964,391
Total liabilities and stockholders’ equity	$6,836,899	$7,083,608

See accompanying notes to consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Years ended March 31, 2007 and 2006

	2007	2006
Revenues	$850,294	$1,141,967
Cost of services	413,206	575,184
Gross profit	437,088	566,783
Selling, general, and administrative expenses	1,117,593	1,180,537
Operating loss	(680,505)	(613,754)
Other income:
Interest income	369,482	286,542
Net loss	$ (311,023)	$(327,212)
Loss per share – basic and diluted	$(0.07)	$(0.07)
Weighted average shares – basic and diluted	4,761,800	4,794,258

See accompanying notes to consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years ended March 31, 2007 and 2006

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	Shares	Par value			Shares	Amount
Balance at March 31, 2005	5,050,000	$50,500	$4,579,699	$3,116,095	190,200	$ (317,141)	$7,429,153

Net loss	—	—	—	(327,212)	—	—	(327,212)
Purchase of treasury shares	—	—	—	—	98,000	(144,700)	(144,700)
Stock compensation expense	—	—	7,150	—	—	—	7,150
Balance at March 31, 2006	5,050,000	50,500	4,586,849	2,788,883	288,200	(461,841)	6,964,391

Net loss	—	—	—	(311,023)	—	—	(311,023)
Stock compensation expense	—	—	59,250	—	—	—	59,250
Balance at March 31, 2007	5,050,000	$50,500	$4,646,099	$2,477,860	288,200	$(461,841)	$6,712,618

See accompanying notes to consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended March 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$ (311,023)	$ (327,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,117	23,130
Stock compensation expense	59,250	7,150
Changes in operating assets and liabilities:
Accounts receivable	25,865	19,005
Prepaid expenses	(4,284)	(1,569)
Accounts payable	4,201	7,839
Accrued expenses	863	(7,493)
Income tax payable	—	(1,228)
Net cash used in operating activities	(211,011)	(280,378)
Cash flows from investing activities: Capital expenditures	(81,520)	(6,309)
Net cash used in investing activities	(81,520)	(6,309)
Cash flows from financing activities: Purchase of treasury shares	—	(144,700)
Net cash used in financing activities	—	(144,700)
Net decrease in cash and cash equivalents	(292,531)	(431,387)
Cash and cash equivalents – beginning of year	6,939,798	7,371,185
Cash and cash equivalents – end of year	$6,647,267	$6,939,798

See accompanying notes to consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2007 and 2006

 (1)

Summary of Significant Accounting Policies

(a)

Nature of Business

American Claims Evaluation, Inc. (the “Company”) operates in a single segment that provides a full range of vocational rehabilitation and disability management services through its wholly owned subsidiary, RPM Rehabilitation & Associates, Inc.

(b)

Principles of Consolidation

The Company’s financial statements are prepared on a consolidated basis and include the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

(c)

Revenue Recognition

Revenue for vocational rehabilitation services is recognized when there is a pervasive understanding of the arrangement, the price of the service is fixed, the related services are provided to injured workers and the revenues are realizable.

(d)

Cash and Cash Equivalents

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash equivalents are comprised of short-term commercial paper of $6,523,703 and $6,773,455 as of March 31, 2007 and 2006, respectively.

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

(g)

Earnings (Loss) per Share

Basic earnings (loss) per share is computed on the weighted average common shares outstanding. Diluted earnings per share reflects the maximum dilution from potential common shares issuable pursuant to the exercise of stock options, if dilutive, outstanding during each period. Employee stock options to purchase 1,236,000 shares of common stock for the years ended March 31, 2007 and 2006 were not included in the diluted loss per share calculations because their effect would have been anti-dilutive.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2007 and 2006

(h)

Fair Value of Financial Instruments

The carrying values of the Company’s monetary assets and liabilities approximate fair value as a result of the short-term nature of such assets and liabilities.

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

(j)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) which establishes the accounting for stock-based awards.  Under the provisions of SFAS No. 123R, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the recipient’s requisite service period (generally the vesting period of the grant).  The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

The Company recognized stock-based compensation totaling $59,250 and $7,150 for the years ended March 31, 2007 and 2006, respectively, based on the fair value of stock options granted.  This expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations.  At March 31, 2007, all outstanding options to purchase shares are fully vested.  However, certain option grants contain disposition restrictions which prohibit the sale of 50% of the awarded options until the first anniversary of the grant date and the remaining 50% of the awarded options until the second anniversary of the grant date.

The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the year ended March 31, 2007.  Estimates of the fair values are not intended to predict actual future events or the value ultimately realized by the recipients who receive equity awards.

The per share weighted average fair value of stock options granted during the year ended March 31, 2007 was $0.91.  In addition to the exercise price of the awards, certain weighted average assumptions were used to estimate the fair value of stock option grants as follows: expected volatility of 48.3%, expected dividend yield of 0%, risk-free interest rate of 4.76% and an expected option term of 5 years.

The Company estimates expected volatility by considering the historical volatility of the Company’s stock.  The risk-free interest rate is based on the United States Treasury constant maturity interest rate whose term is consistent with the expected life of the award.  The expected option term was calculated using the simplified method prescribed in SEC Staff Accounting Bulletin No. 107.  Under

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2007 and 2006

this method, the expected option life is equal to the sum of the weighted average vesting term plus the original contract term divided by two.

Prior to January 1, 2006, the Company accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, and related provisions, using the intrinsic value method.  The Company also followed the “disclosure only” provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”).  Under APB 25, no compensation expense was recognized at the time of option grant if the exercise price of the Company’s stock option grants equaled or exceeded the fair value of the underlying common stock on the date of grant.

On August 15, 2005, in light of the Company’s expected adoption of SFAS 123R, the Board of Directors (the “Board”) authorized the immediate vesting of unvested stock options previously granted to an officer of the Company.  The Board’s decision to accelerate the vesting of these stock options was based on the belief that it was in the best interest of its stockholders as it would reduce the Company’s reported compensation expense in future periods.  In order to prevent any unintended personal benefit to the officer, the Board imposed certain restrictions on the sale of such shares obtained through the exercise of an accelerated option.

As a result of the vesting acceleration, options to purchase 85,000 shares became exercisable immediately.  Based on the closing price of the Company’s stock on August 15, 2005, approximately 41% of the total accelerated options had economic value.  Such acceleration of unvested “in-the-money” options did not have a material effect on the accompanying consolidated financial statements.  As of January 1, 2006, the SFAS 123R implementation date, there was no unamortized compensation expense to be recorded by the Company in future periods.  No grants of options were made during the period from January 1, 2006 to March 31, 2006.

The pro forma disclosures required by SFAS No. 148 are presented below for the year ended March 31, 2006. The unamortized fair value associated with the acceleration of unvested options in the amount of $64,000 amortized immediately and was included in the pro forma disclosures below for the year ended March 31, 2006.  These pro forma effects may not be representative of future stock compensation expense since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and the vesting options of certain options was accelerated on August 15, 2005.

2006
Net loss, as reported	$ (327,212)
Less: Total stock-based employee compensation expense determined under the fair-value based method for all awards	(424,850)
Net loss, pro forma	$ (752,062)
Net loss per share - basic and diluted:
As reported	$ (0.07)
Pro forma	$ (0.16)

The per share weighted average fair value of stock options granted during the years ended March 31, 2006 was $1.16 on the dates of the grants. These fair values were determined using the

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2007 and 2006

Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 52%, expected dividend yield 0%, risk-free interest rate of 4.27% and an expected option life of 7.5 years.

(k)

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board and the Securities and Exchange Commission have issued certain accounting pronouncements as of March 31, 2007 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this Annual Report.

(2)

Property and Equipment

Property and equipment consists of the following at March 31, 2007 and 2006:

	2007	2006	Estimated useful life
Equipment	$142,459	$157,837	5 years
Furniture and fixtures	32,064	32,064	5 to 10 years
	174,523	189,901
Less accumulated depreciation	90,896	173,677
	$83,627	$16,224

During the year ended March 31, 2007, the Company purchased an automobile for use by the Chairman of the Board/Chief Executive Officer for $79,982.

Depreciation expense for the years ended March 31, 2007 and 2006 amounted to $14,117 and $23,130, respectively.

(3)

Income Taxes

No provisions for income tax expense were recorded for the years ended March 31, 2007 and 2006.  This differs from that which would have resulted when applying the statutory Federal income tax rate as a result of the following items:

	Year ended March 31
	2007		2006
	Amount	Percent	Amount	Percent
Expected income tax benefit at the statutory Federal tax rate	$ (106,000)	(34)%	$ (111,000)	(34)%
Increase in valuation allowance	106,000	34	111,000	34
Actual income tax expense	$ —	—	$ —	—

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2007 and 2006

The tax effects of temporary differences comprising the Company’s deferred tax assets at March 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$624,000	$518,000
Stock compensation expense	10,000	—
Capital loss carryforwards	—	159,000
Valuation allowance	(634,000)	(677,000)
	$ —	$ —

At March 31, 2007, the Company had net operating loss carryforwards of approximately $1,810,000 for Federal income tax purposes which will be available to reduce future taxable income. The utilization of such net operating losses (“NOLs”) is subject to certain limitations under Federal income tax laws. NOLs are scheduled to expire from fiscal years ending 2023 through 2027. Based upon the uncertainty of whether the Company’s NOLs may ultimately be utilized prior to their expirations, valuation allowances of $106,000 and $111,000 were recorded during 2007 and 2006. Benefits currently considered unrealizable could be adjusted in the future if estimates of future taxable income during the carryforward period are revised.

The Company had capital loss carryforwards of $467,000 which expired on March 31, 2007 at which time valuation allowances of $159,000 previously recorded due to the uncertainty over the ability of the Company to utilize these capital loss carryforwards were reversed.

As a result of changes in the valuation allowance, which decreased by $43,000 and increased by $111,000 during the years ended March 31, 2007 and 2006, respectively, there was no provision for income taxes.

(4)

Major Customers

The Company has one customer, Washington State Department of Labor & Industries, that accounted for 43% and 44% of revenues during the years ended March 31, 2007 and 2006, respectively. The Company has another customer that accounted for 15% and 13% of revenues for the years ended March 31, 2007 and 2006, respectively.  Revenues from a third customer comprised 10% of revenues for the year ended March 31, 2006.

(5)

Stock Options

The Company has four stock option plans, the 1985 Stock Option Plan (“1985 Plan”), the 1997 Incentive Stock Option Plan (“1997 Plan”), the 2000 Incentive Stock Option Plan (“2000 Plan”) and the 2005 Incentive Stock Option Plan (“2005 Plan”). The 1985 Plan and the 1997 Plan have expired except as to options outstanding. The 2000 Plan and the 2005 Plan provide for incentive or nonqualified stock options to be granted to key employees, officers, directors, independent contractors and consultants of the Company.  The Company had a fifth stock option plan, the 1991 Stock Option Plan (“1991 Plan”), which had previously expired except as to options outstanding.  During the year ended March 31, 2007, these options expired on their respective expiration dates.

Under the 2000 and 2005 Plans, options may be granted at prices not less than the fair market value on the date the option is granted. Options become exercisable and vest as determined at the date of grant by a committee of the Board of Directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2007 and 2006

Changes in the options outstanding during the years ended March 31, 2007 and 2006 are summarized in the following table:

	Number of shares	Weighted average exercise price
Outstanding at March 31, 2005	938,500	$1.97
Granted	310,000	1.94
Expired	(12,500)	1.92
Outstanding at March 31, 2006	1,236,000	$1.96
Granted	65,000	1.91
Expired	(65,000)	2.25
Outstanding at March 31, 2007	1,236,000	$1.95

At March 31, 2007, there were options to purchase 625,000 and 9,000 shares available for grant under the 2005 Plan and 2000 Plan, respectively.

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company’s stock options at March 31, 2007:

Range of exercise price	Number of options		Weighted average exercise price of exercisable options	Weighted average remaining life
	Outstanding	Exercisable
$1.25	300,000	300,000	$1.25	0.2 years
$1.70 – $1.80	161,000	161,000	1.78	6.2 years
$1.94 – $2.00	350,000	350,000	1.95	8.5 years
$2.10 – $2.56	425,000	425,000	2.50	3.9 years
	1,236,000	1,236,000	$1.95	4.6 years

The aggregate intrinsic vale represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing price of $1.94 as of March 31, 2007, which would have been received by the option holders had these option holders exercised their options as of that date.  The aggregate intrinsic value of outstanding options which were exercisable and in-the-money as of March 31, 2007 was $233,540.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2007 and 2006

(6)

Retirement Plan

The Company sponsors a retirement plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), for all employees meeting certain service requirements. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code. The plan provides for a matching contribution by the Company which amounted to $11,387 and $13,238 for the years ended March 31, 2007 and 2006, respectively.

(7)

Commitments

Rent expense under operating leases for office space amounted to $87,785 and $89,263 for the years ended March 31, 2007 and 2006, respectively.

On August 20, 2004, the Company entered into a seven-year non-cancelable operating sublease commencing December 1, 2004, for office space with American Para Professional Systems, Inc. (“APPS”), an entity under the control of the Company’s Chairman of the Board.  Basic rent under the sublease has been established as a pass-through with the Company’s cost being fixed at a cost equal to the pro-rated rent payable for the subleased space by APPS to the building’s landlord.  Rent expense paid to this related entity under the sublease for the years ended March 31, 2007 and 2006 was $37,451 and $36,360, respectively.

Minimum lease payments under the related party sublease as of March 31, 2007 are as follows:

2008	$39,000
2009	40,000
2010	41,000
2011	42,000
2012	29,000
Total minimum lease payments	$191,000

Minimum lease payments under the non-cancelable lease as of March 31, 2007 are as follows:

2008	$44,000
2009	11,000
Total minimum lease payments	$55,000