Form 10QSB
period 2007-06-30
AMERICAN CLAIMS EVALUATION INC
filed 2007-08-10
CIK 774517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(Issuer’s telephone number)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

As of August 9, 2007, there were 4,761,800 shares of the issuer’s common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes     No

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

INDEX

		Page No.
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2007 (unaudited) and March 31, 2007	3
	Condensed Consolidated Statements of Operations for the Three Months ended June 30, 2007 and 2006 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Three Months ended June 30, 2007 and 2006 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6 - 7
Item 2.	Management’s Discussion and Analysis or Plan of Operation	7 - 8
Item 3.	Controls and Procedures	8 - 9
PART II — OTHER INFORMATION
Item 6.	Exhibits	10
SIGNATURES		11

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30, 2007	Mar. 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,540,435	$6,647,267
Accounts receivable, net	76,746	64,851
Prepaid expenses	34,938	41,154
Total current assets	6,652,119	6,753,272
Property and equipment, net	116,694	83,627
Total assets	$6,768,813	$6,836,899
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,360	$22,394
Accrued expenses	110,724	101,887
Total current liabilities	138,084	124,281
Commitments
Stockholders’ equity:
Common stock, $.01 par value. Authorized 10,000,000 shares; issued 5,050,000 shares; outstanding 4,761,800 shares	50,500	50,500
Additional paid-in capital	4,931,099	4,646,099
Retained earnings	2,110,971	2,477,860
	7,092,570	7,174,459
Treasury stock, at cost	(461,841)	(461,841)
Total stockholders’ equity	6,630,729	6,712,618
Total liabilities and stockholders’ equity	$6,768,813	$6,836,899

See accompanying notes to condensed consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	June 30, 2007	June 30, 2006
Revenues	$187,276	$247,534
Cost of services	90,796	120,386
Gross margin	96,480	127,148
Selling, general, and administrative expenses	553,636	270,964
Operating loss	(457,156)	(143,816)
Interest income	90,267	89,228
Net loss	$(366,889)	$(54,588)
Net loss per share – basic and diluted	$(0.08)	$(0.01)
Weighted average shares – basic and diluted	4,761,800	4,761,800

See accompanying notes to condensed consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net loss	$(366,889)	$(54,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,988	2,907
Stock compensation expense	285,000	—
Changes in assets and liabilities:
Accounts receivable	(11,895)	(4,763)
Prepaid expenses	6,216	(9,968)
Accounts payable	4,966	6,255
Accrued expenses	8,837	5,654
	299,112	85
Net cash used in operating activities	(67,777)	(54,503)
Cash flows from investing activities:
Capital expenditures	(39,055)	—
Net cash used in investing activities	(39,055)	—
Net decrease in cash and cash equivalents	(106,832)	(54,503)
Cash and cash equivalents – beginning of period	6,647,267	6,939,798
Cash and cash equivalents – end of period	$6,540,435	$6,885,295

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended March 31, 2007 and the notes thereto contained in the Company’s Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission.

Net Loss Per Share

Basic earnings per share are computed on the weighted average common shares outstanding. Diluted earnings per share reflects the maximum dilution from potential common shares issuable pursuant to the exercise of stock options, if dilutive, outstanding during each period. Potentially dilutive securities consisting of employee stock options to purchase 1,236,000 shares as of June 30, 2007 and 2006 were not included in the diluted net loss per share calculations because their effect would have been anti-dilutive.

Stock Option Plans

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (‘‘SFAS 123R’’). Under these provisions, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the recipient’s requisite service period (generally the vesting period of the grant).

The Company recognized stock-based compensation totaling $285,000 during the three months ended June 30, 2007 based on the fair value of stock options granted. This expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations. At June 30, 2007, all outstanding options to purchase shares are fully vested. However, certain option grants contain disposition restrictions which prohibit the sale of 50% of the shares obtained through the exercise of such awarded options until the first anniversary of the grant date and the remaining 50% of the shares obtained through the exercise of the awarded options until the second anniversary of the grant date.

The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. Under this method, the weighted average fair value of stock options granted during the three months ended June 30, 2007 was $0.95. In addition to the exercise price of the awards, certain weighted average assumptions were used to estimate the fair value of stock option grants as follows: expected volatility of 47.6%, expected dividend yield of 0%, risk – free interest rate of 5.05% and an expected option term of 5 years.

The following table summarizes information about stock option activity for the three months ended June 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2007	1,236,000	$1.95	4.6 years
Granted	300,000	$1.97	10 years
Expired	(300,000)	$1.25	—
Outstanding at June 30, 2007	1,236,000	$2.12	6.8 years	$1,500
Exercisable at June 30, 2007	1,236,000	$2.12	6.8 years	$1,500

The aggregate intrinsic value represents the total pre-tax intrinsic value, based on options with an exercise price less than the closing price of the Company’s shares of $1.75 as of June 30, 2007, which would have been received by the option holders had these option holders exercised their options as of that date.

At June 30, 2007, there was no unrecognized compensation cost related to non-vested stock option awards.

Item 2.    Management’s Discussion and Analysis or Plan of Operation.

Critical Accounting Policies

The Company makes estimates and assumptions in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007. The accounting policies used in preparing our interim condensed consolidated financial statements are the same as those described in such Annual Report.

Results of Operations — Three Months ended June 30, 2007 and 2006

Revenues for the quarterly period ended June 30, 2007 were $187,276, a decrease of 24.3% from the $247,534 reported for the three month period ended June 30, 2006. This decrease is attributable to two factors. In the prior fiscal year, the Company lost the services of its highest producing consultant due to medical reasons during the second fiscal quarter. Accordingly, the revenue reported for the three months ended June 30, 2006 had not yet been affected by this event. In addition, the Company ceased providing services under a community access program contract during the three month period ended June 30, 2007.

Cost of services as a percentage of revenues for the three month periods ended June 30, 2007 and 2006 remained consistent at 48.5% and 48.6%, respectively.

Selling, general and administrative expenses for the quarter ended June 30, 2007 increased to $553,636 from $270,964 for the three months ended June 30, 2006. This increase was the result of stock based compensation expense of $285,000 recorded in accordance with the provisions of SFAS 123R for stock options granted during the three months ended June 30, 2007.

Interest income for the three months ended June 30, 2007 increased slightly to $90,267 from the $89,228 recorded during the three months ended June 30, 2006.

Liquidity and Capital Resources

At June 30, 2007, the Company had working capital of $6,514,035 as compared to working capital of $6,628,991 at March 31, 2007. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.

During the three months ended June 30, 2007, net cash used in operations of $67,777 consisted principally of a net loss of $366,889 offset by stock based compensation expense of $285,000.

The Company used $39,005 in its investing activities to purchase an automobile for use by its Chief Financial Officer during the quarter ended June 30, 2007.

Minimum lease payments under non-cancelable leases and subleases, exclusive of future escalation charges, for the remainder of fiscal 2008 and fiscal years ending thereafter are as follows:

2008	$62,000
2009	51,000
2010	41,000
2011	42,000
2012	29,000
Total minimum lease payments	$225,000

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

Forward Looking Statements

Except for the historical information contained herein, the matters discussed in this Report on Form 10-QSB may contain forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic and market conditions, the potential loss or termination of existing clients and contracts and the ability of the Company to successfully identify and thereafter consummate one or more acquisitions.

Item 3.    Controls and Procedures.

(a)    Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this Report. As of the end of the fiscal quarter ended June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

AMERICAN CLAIMS EVALUATION, INC.

Date: August 9, 2007	By:	/s/ Gary Gelman
Gary Gelman Chairman of the Board, President and Chief Executive Officer

Date: August 9, 2007	By:	/s/ Gary J. Knauer
Gary J. Knauer Chief Financial Officer, Treasurer and Secretary