Form 10QSB
period 2007-09-30
AMERICAN CLAIMS EVALUATION INC
filed 2007-11-14
CIK 774517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 14, 2007, there were 4,761,800 shares of the issuer’s common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes       No

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	Sept. 30, 2007	Mar. 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,466,746	$6,647,267
Accounts receivable, net	60,230	64,851
Prepaid expenses	24,407	41,154
Total current assets	6,551,383	6,753,272
Property and equipment, net	111,777	83,627
Total assets	$6,663,160	$6,836,899
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,110	$22,394
Accrued expenses	80,880	101,887
Total current liabilities	119,990	124,281
Commitments
Stockholders’ equity:
Common stock, $.01 par value. Authorized 10,000,000 shares; issued 5,050,000 shares; outstanding 4,761,800 shares	50,500	50,500
Additional paid-in capital	4,931,099	4,646,099
Retained earnings	2,023,412	2,477,860
	7,005,011	7,174,459
Treasury stock, at cost	(461,841)	(461,841)
Total stockholders’ equity	6,543,170	6,712,618
Total liabilities and stockholders’ equity	$6,663,160	$6,836,899

See accompanying notes to condensed consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Revenues	$184,606	$194,587	$371,882	$442,121
Cost of services	93,092	98,040	183,888	218,426
Gross margin	91,514	96,547	187,994	223,695
Selling, general and administrative expenses	269,206	248,614	822,842	519,578
Operating loss	(177,692)	(152,067)	(634,848)	(295,883)
Interest income	90,133	92,601	180,400	181,829
Loss before income tax expense	(87,559)	(59,466)	(454,448)	(114,054)
Income tax expense	—	—	—	—
Net loss	$(87,559)	$(59,466)	$(454,448)	$(114,054)
Net loss per share – basic and diluted	$(0.02)	$(0.01)	$(0.10)	$(0.02)
Weighted average shares – basic and diluted	4,761,800	4,761,800	4,761,800	4,761,800

See accompanying notes to condensed consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	Sept. 30, 2007	Sept. 30, 2006
Cash flows from operating activities:
Net loss	$(454,448)	$(114,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,003	5,427
Stock compensation expense	285,000	—
Changes in assets and liabilities:
Accounts receivable	4,621	13,227
Prepaid expenses	16,747	6,417
Accounts payable	16,716	2,358
Accrued expenses	(21,007)	(14,885)
	314,080	12,544
Net cash used in operating activities	(140,368)	(101,510)
Cash flows from investing activities:
Capital expenditures	(40,153)	(79,982)
Net cash used in investing activities	(40,153)	(79,982)
Net decrease in cash and cash equivalents	(180,521)	(181,492)
Cash and cash equivalents at beginning of period	6,647,267	6,939,798
Cash and cash equivalents at end of period	$6,466,746	$6,758,306

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended March 31, 2007 and the notes thereto contained in the Company’s Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission (the ‘‘SEC’’).

Net Loss Per Share

Basic earnings per share are computed on the weighted average common shares outstanding. Diluted earnings per share reflects the maximum dilution from potential common shares issuable pursuant to the exercise of stock options, if dilutive, outstanding during each period. Potentially dilutive securities consisting of employee and director stock options to purchase 1,236,000 shares as of September 30, 2007 and 2006 were not included in the diluted net loss per share calculations because their effect would have been anti-dilutive.

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

The Company recognized stock-based compensation totaling $285,000 during the six months ended September 30, 2007 based on the fair value of stock options granted. This expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations. At September 30, 2007, all outstanding options to purchase shares are fully vested. However, certain option grants contain disposition restrictions which prohibit the sale of 50% of the shares obtained through the exercise of such awarded options until the first anniversary of the grant date and the remaining 50% of the shares obtained through the exercise of the awarded options until the second anniversary of the grant date.

The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. Under this method, the weighted average fair value of stock options granted during the six months ended September 30, 2007 was $0.95. In addition to the exercise price of the awards, certain weighted average assumptions were used to estimate the fair value of stock option grants as follows: expected volatility of 47.6%, expected dividend yield of 0%, risk – free interest rate of 5.05% and an expected option term of 5 years.

The following table summarizes information about stock option activity for the six months ended September 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2007	1,236,000	$1.95	4.6 years
Granted	300,000	$1.97	10 years
Expired	(300,000)	$1.25	—
Outstanding at Sept. 30, 2007	1,236,000	$2.12	6.6 years	—
Exercisable at Sept. 30, 2007	1,236,000	$2.12	6.6 years	—

There were no options outstanding with an exercise price less than the closing price of the Company’s shares of $1.15 as of September 30, 2007. Accordingly, there was no aggregate intrinsic value associated with outstanding options at September 30, 2007.

At September 30, 2007, there was no unrecognized compensation cost related to non-vested stock option awards.

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

Results of Operations — Six Months ended September 30, 2007 and 2006

Revenues for the quarterly period ended September 30, 2007 were $184,606, a decrease of 5.1% from the $194,587 reported for the three month period ended September 30, 2006. This decrease was due to the loss of revenue from a community access program contract during the prior quarter ended June 30, 2007. Revenues for the six months ended September 30, 2007 were $371,882, a decrease of 15.9% from the $442,121 reported for the six months ended September 30, 2006. This decrease is attributable to two factors. In the prior fiscal year, the Company lost the services of its highest producing consultant due to medical reasons during the second fiscal quarter. Accordingly, the revenue reported for the first quarter of the prior fiscal year had not yet been affected by this event. In addition, as previously mentioned, the Company ceased providing services under a community access program contract during the three-month period ended June 30, 2007.

Cost of services as a percentage of revenues were consistent for all comparative periods. This percentage for the three-month periods ended September 30, 2007 and 2006 was 50.4% and the cost of services as a percentage of revenues for the six month periods ended September 30, 2007 and 2006 was 49.4%.

Selling, general and administrative expenses for the quarter ended September 30, 2007 increased to $269,206 from $248,614 for the three months ended September 30, 2006. Selling, general and administrative expenses for the six months ended September 30, 2007 increased to $822,842 from $519,578 for the six months ended September 30, 2006. This increase resulted from $285,000 of stock based compensation expense recorded in accordance with the provisions of SFAS 123R for stock options granted during the first quarter of the current fiscal year.

Interest income for the three and six month periods ended September 30, 2007 was $90,133 and $180,400, respectively. Interest income for the three and six months ended September 30, 2006 was $92,601 and $181,829, respectively. These decreases were related to a decrease in the cash and cash equivalents available for investment.

Liquidity and Capital Resources

At September 30, 2007, the Company had working capital of $6,431,393 as compared to working capital of $6,628,991 at March 31, 2007. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.

During the six months ended September 30, 2007, net cash used in operations of $140,368 consisted principally of a net loss of $454,448 offset by stock based compensation expense of $285,000. Included in the $40,153 of investing activities during the six months ended September 30, 2007 is $39,005 related to the purchase of an automobile for use by the Chief Financial Officer.

Minimum lease payments under non-cancelable leases and subleases, exclusive of future escalation charges, for the remainder of fiscal 2008 and fiscal years ending thereafter are as follows:

2008	$42,000
2009	51,000
2010	41,000
2011	42,000
2012	29,000
Total minimum lease payments	$205,000

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

Item 3.    Controls and Procedures.

(a)    Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this Report. As of the end of the fiscal quarter ended September 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

PART II — OTHER INFORMATION

Item 6.    Exhibits.

Exhibit 3(i)	Amended and Restated Certificate of Incorporation, dated October 31, 2007
Exhibit 31.1	Section 302 Principal Executive Officer Certification
Exhibit 31.2	Section 302 Principal Financial Officer Certification
Exhibit 32.1	Section 1350 Certification
Exhibit 32.2	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CLAIMS EVALUATION, INC.
Date: November 14, 2007	By:	/s/ Gary Gelman
Gary Gelman Chairman of the Board, President and Chief Executive Officer
Date: November 14, 2007	By:	/s/ Gary J. Knauer
Gary J. Knauer Chief Financial Officer, Treasurer and Secretary