Form 10QSB
period 2007-12-31
AMERICAN CLAIMS EVALUATION INC
filed 2008-02-13
CIK 774517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of February 12, 2008, there were 4,761,800 shares of the issuer’s common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes       No

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	Dec. 31, 2007	Mar. 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,436,132	$6,647,267
Accounts receivable, net	73,783	64,851
Prepaid expenses	10,850	41,154
Total current assets	6,520,765	6,753,272
Property and equipment, net	105,761	83,627
Total assets	$6,626,526	$6,836,899
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$51,236	$22,394
Accrued expenses	91,858	101,887
Total current liabilities	143,094	124,281
Commitments
Stockholders’ equity:
Common stock, $.01 par value. Authorized 20,000,000 shares and 10,000,000 shares at December 31, 2007 and March 31, 2007, respectively; issued 5,050,000 shares; outstanding 4,761,800 shares	50,500	50,500
Additional paid-in capital	4,931,099	4,646,099
Retained earnings	1,963,674	2,477,860
	6,945,273	7,174,459
Treasury stock, at cost	(461,841)	(461,841)
Total stockholders’ equity	6,483,432	6,712,618
Total liabilities and stockholders’ equity	$6,626,526	$6,836,899

See accompanying notes to condensed consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2006
Revenues	$209,780	$199,610	$581,662	$641,731
Cost of services	94,639	93,164	278,527	311,590
Gross margin	115,141	106,446	303,135	330,141
Selling, general and administrative expenses	262,131	299,162	1,084,973	818,740
Operating loss	(146,990)	(192,716)	(781,838)	(488,599)
Interest income	87,252	96,927	267,652	278,756
Loss before income tax expense	(59,738)	(95,789)	(514,186)	(209,843)
Income tax expense	—	—	—	—
Net loss	$(59,738)	$(95,789)	$(514,186)	$(209,843)
Net loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.11)	$(0.04)
Weighted average shares – basic and diluted	4,761,800	4,761,800	4,761,800	4,761,800

See accompanying notes to condensed consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	Dec. 31, 2007	Dec. 31, 2006
Cash flows from operating activities:
Net loss	$(514,186)	$(209,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,019	8,362
Stock-based compensation	285,000	38,000
Changes in assets and liabilities:
Accounts receivable	(8,932)	9,502
Prepaid expenses	30,304	23,750
Accounts payable	28,842	(554)
Accrued expenses	(10,029)	(17,324)
	343,204	61,736
Net cash used in operating activities	(170,982)	(148,107)
Cash flows from investing activities:
Capital expenditures	(40,153)	(79,982)
Net cash used in investing activities	(40,153)	(79,982)
Net decrease in cash and cash equivalents	(211,135)	(228,089)
Cash and cash equivalents at beginning of period	6,647,267	6,939,798
Cash and cash equivalents at end of period	$6,436,132	$6,711,709

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

Net Loss Per Share

Basic earnings/(loss) per share are computed on the weighted average common shares outstanding. Diluted earnings/(loss) per share reflects the maximum dilution from potential common shares issuable pursuant to the exercise of stock options, if dilutive, outstanding during each period. Potentially dilutive securities consisting of employee and director stock options to purchase 1,236,000 shares as of December 31, 2007 and 2006 were not included in the diluted net loss per share calculations because their effect would have been anti-dilutive.

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

The Company recognized stock-based compensation totaling $285,000 during the nine months ended December 31, 2007 based on the fair value of stock options granted. This expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. At December 31, 2007, all outstanding options to purchase shares are fully vested. However, certain option grants contain disposition restrictions which prohibit the sale of 50% of the shares obtained through the exercise of such awarded options until the first anniversary of the grant date and the remaining 50% of the shares obtained through the exercise of the awarded options until the second anniversary of the grant date.

The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. Under this method, the weighted average fair value of stock options granted during the nine months ended December 31, 2007 was $0.95. In addition to the exercise price of the awards, certain weighted average assumptions were used to estimate the fair value of stock option grants as follows: expected volatility of 47.6%, expected dividend yield of 0%, risk-free interest rate of 5.05% and an expected option term of 5 years.

The following table summarizes information about stock option activity for the nine months ended December 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2007	1,236,000	$1.95	4.6 years
Granted	300,000	$1.97	10 years
Expired	(300,000)	$1.25	—
Outstanding at Dec. 31, 2007	1,236,000	$2.12	6.3 years	—
Exercisable at Dec. 31, 2007	1,236,000	$2.12	6.3 years	—

There were no options outstanding with an exercise price less than the closing price of the Company’s shares of $0.87 as of December 31, 2007. Accordingly, there was no aggregate intrinsic value associated with outstanding options at December 31, 2007.

At December 31, 2007, there was no unrecognized compensation cost related to non-vested stock option awards.

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

Results of Operations — Three and Nine Months ended December 31, 2007 and 2006

Revenues for the quarterly period ended December 31, 2007 were $209,780, an increase of 5.1% from the $199,610 reported for the three month period ended December 31, 2006. This increase was the result of an increase in vocational rehabilitation services performed for the Washington State Department of Labor & Industries during the three months ended December 31, 2007 compared to the comparable period last year. Revenues for the nine months ended December 31, 2007 were $581,662, a decrease of 9.4% from the $641,731 reported for the nine months ended December 31, 2006. This decrease is attributable to two factors. In the prior fiscal year, the Company lost the services of its highest producing consultant due to medical reasons during the second fiscal quarter. Accordingly, the revenue reported for the first quarter of the prior fiscal year had not yet been affected by this event. In addition, the Company ceased providing services under a community access program contract in the current fiscal year during the quarter ended June 30, 2007.

Cost of services as a percentage of revenues for the three month periods ended December 31, 2007 and 2006 were 45.1% and 46.7%, respectively. During the nine months ended December 31, 2007 and 2006, cost of services as a percentage of revenues were 47.9% and 48.6%, respectively. The variations in cost of services resulted from changes in the mix of vocational rehabilitation services rendered during the current fiscal year as compared to the corresponding periods in the prior fiscal year.

Selling, general and administrative expenses for the quarter ended December 31, 2007 decreased to $262,131 from $299,162 for the three months ended December 31, 2006. During the three months ended December 31, 2006, stock based compensation expense of $38,000 was recorded in accordance with the provisions of SFAS 123R for stock options granted which caused last year’s quarterly results to be higher. Selling, general and administrative expenses for the nine months ended December 31, 2007 increased to $1,084,973 from $818,740 for the nine months ended December 31, 2006 as a result of $285,000 of stock based compensation expense recorded in accordance with the provisions of SFAS 123R for stock options granted during the current fiscal year.

Interest income for the three and nine month periods ended December 31, 2007 was $87,252 and $267,652, respectively. Interest income for the three and nine months ended December 31, 2006 was $96,927 and $278,756, respectively. These decreases were related to a decrease in the cash and cash equivalents available for investment and a slight decline in interest rates.

Liquidity and Capital Resources

At December 31, 2007, the Company had working capital of $6,377,671 as compared to working capital of $6,628,991 at March 31, 2007. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.

During the nine months ended December 31, 2007, net cash used in operations of $170,982 consisted principally of a net loss of $514,186 offset by stock based compensation expense of $285,000. Included in the $40,153 of investing activities during the nine months ended December 31, 2007 is $39,005 related to the purchase of an automobile for use by the Chief Financial Officer.

Minimum lease payments under non-cancelable leases and subleases, exclusive of future escalation charges, for the remainder of fiscal 2008 and fiscal years ending thereafter are as follows:

2008	$21,000
2009	51,000
2010	41,000
2011	42,000
2012	29,000
Total minimum lease payments	$184,000

The Company continues its review of strategic alternatives for maximizing shareholder value. Potential acquisitions will be evaluated based on their merits within the Company’s current line of business, as well as other fields.

On December 28, 2007, the Company was notified by The Nasdaq Stock Market (‘‘Nasdaq’’) that, because the price of the Company’s common stock traded below $1.00 per share for thirty consecutive days, and continues to do so, we are not in compliance with one of Nasdaq’s continued listing requirements. If our common stock does not trade at or above $1.00 per share for at least 10 consecutive trading days by June 25, 2008, and if we are not eligible for any further compliance periods, we will be notified that our common stock will be delisted. If the Company’s common stock is delisted, it would be eligible to be traded on the OTC Bulletin Board. As a result, it may become more difficult for the Company to raise funds through the sale of its securities and delisting could also adversely affect the ability to use the Company’s common stock in acquisitions.

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

Forward Looking Statements

Except for the historical information contained herein, the matters discussed in this Report on Form 10-QSB may contain forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic and market conditions, the potential loss or termination of existing clients and contracts, potential investment losses due to liquidity conditions and the ability of the Company to successfully identify and thereafter consummate one or more acquisitions.

Item 3.    Controls and Procedures.

(a)    Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this Report. As of the end of the fiscal quarter ended December 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

PART II — OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders (the ‘‘Annual Meeting’’) was held on October 9, 2007. Because of the percentage of beneficial ownership of shares of the Company’s common stock, par value $.10 per share (‘‘Common Stock’’), held by directors and management, (A) the election of the directors nominated and referred to in the Proxy Statement, dated September 14, 2007, (B) the approval of amendments to the Company’s Certificate of Incorporation to (i) expand the purposes for which the Company was formed, (ii) increase the Company’s total number of authorized shares of Common Stock from 10,000,000 shares to 20,000,000 shares, and (iii) permit the Company’s shareholders to act without a meeting by written consent of the holders of less than all of the outstanding shares and (C) the approval of the 2007 Stock Incentive Plan was assured.

An amendment to the Company’s Certificate of Incorporation prescribing a majority vote of the outstanding shares for the adoption or approval of a plan of merger or consolidation, the sale, lease, exchange or other disposition of all or substantially all of the assets of the Company, or a plan of binding share exchanges was also to be considered at the Annual Meeting (the ‘‘Transaction Amendment’’). The Transaction Amendment required the affirmative vote of two-thirds of all the outstanding shares of Common Stock.

In order to allow the Company’s shareholders additional time to vote on the Transaction Amendment, the Annual Meeting and the vote on the Transaction Amendment were adjourned to Wednesday, October 31, 2007.

At the Annual Meeting and the adjournment thereof, our shareholders voted on the following proposals and cast their votes as follows:

Proposal 1:	To elect four Directors to the Board of Directors

Nominees	For	Withheld
Gary Gelman	4,559,355	82,121
Edward Elkin	4,590,235	51,241
Peter Gutmann	4,590,235	51,241
Joseph Looney	4,590,235	51,241

Proposal 2:	To approve an amendment of the Company’s Certificate of Incorporation to amend the purposes for which the Company is organized to engage in

For	Against	Abstain
4,580,662	54,614	6,200

Proposal 3:	To approve an amendment of the Company’s Certificate of Incorporation increasing the total number of authorized shares of common stock, par value $.01 per share, from ten (10) million shares to twenty (20) million shares

For	Against	Abstain
4,477,240	158,036	6,200

Proposal 4:	To approve an amendment of the Company’s Certificate of Incorporation permitting the Company’s shareholders to act without a meeting by written consent of the holders of less than all of the outstanding shares

For	Against	Abstain	Not Voted
2,989,642	18,990	55,550	1,577,294

Proposal 5:	To approve an amendment of the Company’s Certificate of Incorporation prescribing a majority vote of the outstanding shares for the adoption or approval of a plan of merger or consolidation, the sale, lease, exchange or other disposition of all or substantially all of the assets of the Company, or a plan of binding share exchanges

For	Against	Abstain	Not Voted
3,426,608	15,900	14,650	1,288,570

Proposal 6:	To approve the Company’s 2007 Stock Incentive Plan

For	Against	Abstain	Not Voted
2,961,516	58,466	44,200	1,577,294

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

AMERICAN CLAIMS EVALUATION, INC.
Date: February 13, 2008	By:	/s/ Gary Gelman
Gary Gelman Chairman of the Board, President and Chief Executive Officer
Date: February 13, 2008	By:	/s/ Gary J. Knauer
Gary J. Knauer Chief Financial Officer, Treasurer and Secretary