Form 10KSB
period 2008-03-31
AMERICAN CLAIMS EVALUATION INC
filed 2008-06-26
CIK 774517

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 0-14807

AMERICAN CLAIMS EVALUATION, INC.

(Name of small business issuer in its charter)

New York	11-2601199
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jericho Plaza, Jericho, NY	11753
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (516) 938-8000

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01	NASDAQ Capital Market

Securities registered under Section 12(g) of the Exchange Act:

None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The issuer’s revenues for the fiscal year ending March 31, 2008 were $0.

On June 24, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates was $1,856,368. For purposes of this disclosure, shares of common stock held by directors, officers and shareholders whose ownership exceeds five percent of the common stock outstanding were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control with the issuer.

The number of shares of the registrant’s common stock outstanding on June 24, 2008 was 4,761,800.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I

Item 1. Description of Business.

American Claims Evaluation, Inc. (the “Company”) was incorporated in the State of New York and commenced operations in April 1982. Through March 31, 2008, the Company provided a full range of vocational rehabilitation and disability management services designed to maximize injured workers’ abilities in order to reintegrate them into their respective communities through its wholly owned subsidiary, RPM Rehabilitation & Associates, Inc. (“RPM”).

Subsequent to March 31, 2008, the Company announced that it had entered into a non-binding letter of intent for the proposed acquisition of substantially all the assets and business of a privately-held New York-based company providing a comprehensive range of services to children with developmental delays and disabilities. In its most recently completed fiscal year, this entity had revenues of approximately $5,700,000.

The anticipated purchase price is $1,000,000 and the Company will fund the transaction utilizing existing cash reserves. The proposed acquisition is subject to the satisfactory completion of due diligence activities and the negotiation and execution of a definitive asset purchase agreement containing terms and conditions customary for a transaction of this nature and other contingencies.

In light of the Company’s potential entry into a new line of business, Stephen Renz, the President of RPM, expressed interest in purchasing RPM from the Company and entered into a non-binding letter of intent with the Company to acquire all of the outstanding shares of stock of RPM in exchange for cash and an additional amount contingent upon the future earnings of RPM. Accordingly, the results of operations of RPM have been classified as discontinued operations.

Employees

As of March 31, 2008, the Company had ten full-time employees and one part-time employee. Of these full-time employees, three were in management, five were vocational rehabilitation consultants and two were in administration.

Item 2. Description of Property.

The Company leases office space in Jericho, New York under a seven-year non-cancelable operating sublease with American Para Professional Systems, Inc. (“APPS”), an entity under the control of the Company’s Chairman of the Board, which expires on November 30, 2011. Basic rent under the sublease has been established as a pass-through with the Company’s cost being fixed at a cost equal to the pro-rated rent payable for the subleased space by APPS to the building’s landlord.

RPM leases approximately 2,500 square feet of office space in Spokane, Washington under a three-year non-cancelable operating lease which expires on June 30, 2008. RPM will continue to occupy this office space on a month-to-month basis until such time that RPM is purchased by Stephen Renz. RPM also maintain offices in Moses Lake, Washington, and in Kennewick, Washington, which are leased on a month-to-month basis.

The Company believes that its existing facilities are adequate to meet its present needs. However, should the Company require additional space it is assumed that such space will be available.

Item 3. Legal Proceedings.

The Company is not engaged in any litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2008.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The Company’s common stock, par value $.01 (the “Shares”), trades on the NASDAQ Capital Market under the symbol “AMCE”.

The following table sets forth the range of high and low sales prices for the Company’s Shares for each quarter during the period April 1, 2006 through March 31, 2008:

	High	Low
Fiscal 2007:
Quarter ended Jun. 30, 2006	$3.00	$1.82
Quarter ended Sept. 30, 2006	$2.50	$1.81
Quarter ended Dec. 31, 2006	$2.40	$1.61
Quarter ended Mar. 31, 2007	$2.10	$1.61
Fiscal 2008:
Quarter ended Jun. 30, 2007	$2.23	$1.63
Quarter ended Sept. 30, 2007	$1.94	$0.85
Quarter ended Dec. 31, 2007	$1.64	$0.76
Quarter ended Mar. 31, 2008	$0.93	$0.62

The number of holders of the Company’s Shares was approximately 484 on March 31, 2008, computed by the number of record holders, inclusive of holders for whom Shares are being held in the name of brokerage houses and clearing agencies.

The Company has never paid a cash dividend and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, for use in its business.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Subsequent to March 31, 2008, the Company entered into a non-binding letter of intent with Stephen D. Renz, the President of RPM, whereby Mr. Renz intends to acquire all of the outstanding shares of stock of RPM in exchange for cash and an additional amount contingent upon the future earnings of RPM. The financial statements have been reclassified to exclude the operating results of RPM from the continuing operations and account for them as discontinued operations (see Note 2 to the Consolidated Financial Statements). The following discussion relates only to the Company’s continuing operations, unless otherwise noted.

Selling, general and administrative expenses were $990,113 and $688,242 in the fiscal years ended March 31, 2008 (“Fiscal 2008”) and March 31, 2007 (“Fiscal 2007”), respectively. The increase in Fiscal 2008 was the result of an increase in stock based compensation expense of $285,000 recorded in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) and expenditures of $15,000 related to consulting costs incurred in the Company’s efforts to comply with the Sarbanes-Oxley Act of 2002. Selling, general and administrative expenses for the year ended March 31, 2006 (“Fiscal 2006”) were $637,475. The increase in Fiscal 2007 over Fiscal 2006 was the result of an increase in stock based compensation expense of $59,250 recorded in accordance with the provisions of SFAS 123R.

Interest income was $331,027 and $369,482 during Fiscal 2008 and Fiscal 2007, respectively. This decrease was caused by the decrease in available cash balances to be invested and a shift to more conservative investments which produced lower yields. Interest income for Fiscal 2006 was $286,542. The increase in interest income in Fiscal 2007 over Fiscal 2006 was the result of incrementally higher interest rates.

Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. The Company believes it is more likely than not that the deferred tax assets will not be realized. As of March 31, 2008, the Company had net operating loss carryforwards of approximately $2,482,000 which will be available to reduce future taxable income.

Liquidity and Capital Resources

The Company’s primary source of cash is existing cash resources. At March 31, 2008, the Company had working capital of $6,226,063 as compared to working capital of $6,628,991 at March 31, 2007.

During Fiscal 2008, operating activities used cash of $320,614, primarily due to its operating loss. During Fiscal 2008 and 2007, the Company used $39,055 and $79,982, respectively, in its investing activities, which was used for the purchase of automobiles for use by the Chief Financial Officer and the Chairman of the Board/Chief Executive Officer, respectively.

The Company continues its review of strategic alternatives for maximizing shareholder value. Potential acquisitions will be evaluated based on their respective merits. Management believes that the Company has sufficient cash resources and working capital to meet its capital resource requirements for the foreseeable future.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, the year beginning April 1, 2008 for the Company. The Company does not expect the adoption of SFAS 157 to have a significant impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the year beginning April 1, 2008 for the Company. The Company does not expect the adoption of SFAS 159 to have a significant impact on its financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific items, including:

•	Noncontrolling interests (formerly known as “minority interests”) will be recorded at fair value at the acquisition date;
•

Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
•	Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and
•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141(R) also includes a substantial number of new disclosure requirements. The statement applies to the Company prospectively for business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. The Company is currently assessing the impact of adopting SFAS 141(R) on its financial statements.

The FASB issued FASB Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” in December 2007 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this Statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning with the year ended March 31, 2010. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS 160 to have a significant impact on its financial statements.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to the Company.

Critical Accounting Policies

The Company makes estimates and assumptions in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Actual results could differ significantly from those estimates under different assumptions and conditions. Note 1 of the notes to the consolidated financial statements includes a summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and which require management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Forward-Looking Statements

Except for the historical information contained herein, the matters discussed in this Annual Report and the Company’s other periodic reports and other documents incorporated by reference or incorporated herein as exhibits, may contain forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic and market conditions, the potential loss or termination of existing clients and contracts and the ability of the Company to successfully identify and thereafter consummate one or more acquisitions.

Item 7. Financial Statements.

The financial statements required by this Item are set forth at the pages indicated in Item 13 on page 16 of this Annual Report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A (T). Controls and Procedures.

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the principal executive officer and principal financial officer, and effected by the board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and the directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was effective as of March 31, 2008.

Management is aware, however, that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has concluded that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases.

This Annual Report does not include an attestation report of the Company’s current independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s current independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

There have been no changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting subsequent to the date of the Company’s evaluation in connection with the preparation of this Annual Report.

Item 8B. Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The executive officers and directors of the Company are as follows:

Name	Age	Position
Gary Gelman	61	Chairman of the Board,
		President and Chief Executive
		Officer
Gary J. Knauer	48	Chief Financial Officer, Treasurer
		and Secretary
Edward M. Elkin, M.D.	69	Director
Peter Gutmann	79	Director
Joseph Looney	50	Director

Gary Gelman, the founder of the Company, has been Chairman of the Board since July 1, 1985 and President, Chief Executive Officer and a director since inception. Mr. Gelman served as Treasurer from inception to October 1991. Since 1973, Mr. Gelman has also been Chief Executive Officer and a principal of American Para Professional Systems, Inc. (“APPS”), which provides nurses who perform physical examinations of applicants for life and/or health insurance for insurance companies. He received a B.A. from Queens College, City University of New York.

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

Edward M. Elkin, M.D. has been a director of the Company since July 1, 1985. He is currently a health program consultant. Previously, Dr. Elkin had been performing services relating to utilization review and quality assurance in hospitals for the New York State Department of Health. He is certified by the American Board of Pediatrics and the American Board of Quality Assurance and Utilization Review Physicians. He received his B.A. from Harvard College and his M.D. from New York University School of Medicine.

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

Code of Ethics

The Company has adopted a Code of Ethics (the “Code of Ethics”) that applies to its Chief Executive Officer, Chief Financial Officer, directors and employees. Any amendments or waivers to the Code of Ethics will be promptly disclosed as required by applicable laws, rules and regulations of the SEC. The Code of Ethics was filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Federal securities laws, the Company’s directors, its executive officers and any person holding more than 10% of the Company’s Shares are required to report their ownership of the Company’s Shares and any changes in that ownership to the SEC on the SEC’s Forms 3, 4 and 5. Based on its review of the copies of such forms it has received, the Company believes that all officers, directors and owners of greater than 10% of the Company’s equity securities complied on a timely basis with all filing requirements applicable to them with respect to transactions during Fiscal 2008.

Item 10. Executive Compensation.

The following table sets forth all compensation paid or accrued to the Company’s Chief Executive Officer (principal executive officer) and the Chief Financial Officer (the “Named Executive Officers”) for each of the Company’s last two fiscal years:

SUMMARY COMPENSATION TABLE

				Option	All Other
Name and	Fiscal			Awards	Compensation
Principal Position	Year	Salary	Bonus	(1)	(2)	Total
Gary Gelman	2008	$244,311	—	$285,000	$11,542	$540,853
Chairman,	2007	$244,311	—	—	$10,146	$254,457
President and CEO
Gary J. Knauer	2008	$144,917	—	—	$7,203	$152,120
Treasurer,	2007	$136,017	—	$21,250	$4,953	$162,220
Secretary and CFO

(1)

Represents the compensation costs of stock option awards for financial reporting purposes for the fiscal year under SFAS 123R, rather than an amount paid to or realized by the Named Executive Officer. See Note 1(i) of the Notes to Consolidated Financial Statements for a discussion of the assumptions used in calculating the aggregate grant date fair value computed in accordance with SFAS 123R. There can be no assurance that the SFAS 123R amounts will ever be realized.

(2)	The amounts shown in All Other Compensation include the Company’s incremental cost for the provision to the Named Executive Officers of certain specified perquisites as follows:

		Personal Use	401(k)
	Fiscal	of Company	Matching
Named Executive Officer	Year	Automobile	Contributions	Total
Gary Gelman	2008	$8,167	$3,375	$11,542
	2007	$7,370	$2,776	$10,146
Gary J. Knauer	2008	$4,980	$2,223	$7,203
	2007	$2,893	$2,060	$4,953

Employment Agreements

Mr. Gelman’s employment agreement with the Company provides for him to be employed as Chairman of the Board of Directors and Chief Executive Officer at an annual salary of $238,800, plus sick and vacation pay of approximately $6,000. In addition, Mr. Gelman is entitled to participate in all employee benefit programs and other policies and programs of the Company. Mr. Gelman is not required to devote any specific number of hours to the business of the Company. He is subject to a non-competition and non-disclosure covenant for a period of two years following termination of employment with the Company.

Compensation Plans

The following describes plans adopted by the Company pursuant to which cash or non-cash compensation was paid or distributed during the years ended March 31, 2008 and 2007 or pursuant to which such compensation may be distributed in the future, to the Named Executive Officers.

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

Stock Option Plans

In July 1985, the Company’s Board of Directors adopted the 1985 Stock Option Plan (the “1985 Plan”). The 1985 Plan has expired, except as to options outstanding (consisting of options to purchase 5,000 Shares at March 31, 2008). No additional options may be granted.

On May 7, 1997, the Board of Directors adopted the 1997 Incentive Stock Option Plan (the “1997 Plan”) covering 750,000 Shares. The shareholders of the Company ratified and approved the 1997 Plan in September 1997. There are no remaining options available for grant under the 1997 Plan. During May 2007, the 1997 Plan expired, except as to options outstanding (consisting of options to purchase 415,000 Shares at March 31, 2008).

On August 25, 2000, the Board of Directors adopted the 2000 Incentive Stock Plan (the “2000 Plan”). The Company’s shareholders ratified and approved the 2000 Plan in October 2000. The 2000 Plan permits the granting of an aggregate of options to purchase 750,000 Shares. At March 31, 2008, options to purchase 141,000 Shares were outstanding under the 2000 Plan.

On June 14, 2005, the Board of Directors adopted the 2005 Stock Incentive Plan (the “2005 Plan”) covering 1,000,000 Shares. The Company’s shareholders ratified and approved the 2005 Plan in October 2005. At March 31, 2008, options to purchase 672,500 Shares were outstanding under the 2005 Plan.

On June 4, 2007, options to purchase 300,000 Shares at an exercise price of $1.25 per Share issued to Mr. Gelman expired. On June 20, 2007, the Board of Directors granted an option to purchase 300,000 Shares under the 2005 Plan to Mr. Gelman, exercisable immediately, at an exercise price of $1.97 per Share.

On June 20, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “2007 Plan”) covering 1,000,000 Shares. The Company’s shareholders ratified and approved the 2007 Plan in October 2007.

At March 31, 2008, options to purchase 1,000,000, 325,000 and 9,000 Shares were available for grant under the 2007 Plan, 2005 Plan and 2000 Plan, respectively.

Under the 2000 Plan, 2005 Plan and the 2007 Plan, either incentive stock options or nonstatutory options may be granted as an incentive to key employees (including directors and officers who are key employees), non-employee directors, independent contractors and consultants of the Company and to offer an additional inducement in obtaining the services of such individuals.

The exercise price of the Shares under each option is determined by a committee appointed by the Board of Directors (the “Committee”); provided, however, that the exercise price shall not be less than the fair market value of the Shares on the date of the grant. The term of each option granted is established by the Committee, in its sole discretion, provided that the term shall not exceed ten years from the date of the grant.

All of the Company’s Plans provide that the number of Shares subject thereto and the outstanding options and their exercise prices are to be appropriately adjusted for mergers, consolidations, recapitalizations, stock dividends, stock splits or combinations of shares.

The current Committee appointed by the Board of Directors to administer the Company’s stock option plans consists of Messrs. Gutmann, Elkin and Looney, all independent directors within the meaning of the Qualitative Listing Rules of the NASDAQ Stock Market. The Board of Directors may at any time terminate or from time to time amend or alter any of the existing Plans.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth summary information regarding the outstanding equity awards held by the Named Executive Officers at March 31, 2008:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Gary Gelman	250,000		—	$2.56	11/01/10
	250,000		—	$1.94	08/15/15
	300,000		—	$1.97	06/20/17

Gary J. Knauer	20,000		—	$2.25	06/23/08
	25,000		—	$2.50	06/29/09
	25,000		—	$2.56	11/01/10
	50,000		—	$1.80	06/06/12
	30,000		—	$1.70	10/07/13
	5,000		—	$2.25	03/03/09
	50,000		—	$2.24	02/10/15
	20,000		—	$1.94	08/15/15
	25,000	(1)	—	$1.76	02/12/17
(1)

These options, as well as all other options listed, are fully vested. However, the option grants contain disposition restrictions which prohibit the sale of 50% of the awarded options until the first anniversary of the grant date and the remaining 50% of the awarded options until the second anniversary of the grant date.

The closing price of the Company’s Shares on March 31, 2008 was $0.65 per share.

Director Compensation

Each director who is not a salaried employee receives an annual retainer of $1,000 and a uniform fee of $500 for each Board of Directors’ meeting and/or Audit Committee meeting attended in person. In addition, Mr. Looney will receive an additional fee of $500 per Audit Committee meeting as the “audit committee financial expert” serving on the Company’s Audit Committee. Director compensation in Fiscal 2008 was as follows:

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Edward Elkin	$2,500	—	$2,500
Peter Gutmann	$3,500	—	$3,500
Joseph Looney	$4,500	—	$4,500
(1)	As of March 31, 2008, the aggregate number of option awards outstanding for Messrs. Elkin, Gutmann and Looney are 81,000, 75,000 and 20,000 Shares, respectively.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table and notes thereto set forth information regarding the beneficial ownership of the Company’s Shares as of June 23, 2008 by (i) each person known by the Company to be the beneficial owner of more than 5% of such voting security, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all executive officers and directors of the Company as a group. The percentages have been calculated by taking into account all Shares owned on such date as well as all such Shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the Shares owned.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1) (4)		Percent of Class (1)
Gary Gelman (2)	3,696,400		66.5%
Peter Gutmann (2)	121,000	(3)	2.5%
Edward M. Elkin, M.D. (2)	81,000		1.7%
Joseph Looney (2)	20,000		*
Gary J. Knauer (2)	250,000		5.0%
J. Morton Davis	388,024	(5)	8.1%
Kinder Investments, L.P.	292,500	(6)	6.1%
All executive officers and directors as a group (five persons)	4,168,400		69.6%

*	Less than 1%.
(1)	Based on a total of 4,761,800 Shares issued and outstanding and 1,226,000 Shares issuable upon the exercise of presently exercisable stock options by persons listed in the preceding table.
(2)	Address is c/o the Company, One Jericho Plaza, Jericho, NY 11753.
(3)	Includes 4,000 Shares owned by the wife of Mr. Gutmann, as to which beneficial ownership is disclaimed by Mr. Gutmann.
(4)

Includes the presently exercisable portions of outstanding stock options (aggregating 1,226,000 Shares) which in the case of Messrs. Gelman, Gutmann, Elkin, Looney and Knauer are 800,000, 75,000, 81,000, 20,000 and 250,000 Shares, respectively.

(5)

386,924 of these Shares are owned of record by D.H. Blair Investment Banking Corp., whose address is 44 Wall Street, New York, New York 10005 (“Blair Investment”). Mr. Davis has reported that Blair Investment’s Shares may be deemed to be beneficially owned by him. Mr. Davis owns 1,100 Shares directly.

(6)

These Shares are owned of record by Kinder Investments, L.P. (“Kinder”), Nesher, LLC, the general partner of Kinder (“Nesher”) and Dov Perlysky, the managing member of Nesher (“Perlysky”). The reporting parties’ business address is 100 Park Avenue, New York, NY 10017. Nesher and Kinder may be deemed to beneficially own 292,500 Shares. Perlysky may be deemed to beneficially own 292,572 Shares, consisting of 292,500 Shares owned directly by Kinder and 72 Shares owned directly by Perlysky’s wife.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,233,500	$2.12	1,334,000
Equity compensation plans not approved by security holders	—	N/A	—
Total	1,233,500	$2.12	1,334,000

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

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2008 and 2007

Consolidated Statements of Operations for the years ended March 31, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended March 31, 2008 and 2007

Notes to Consolidated Financial Statements

Financial Statement Schedules

Financial statement schedules have been omitted because the required information is inapplicable or because the information is presented in the financial statements or related notes.

2.	Exhibits
3	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit E to the Company’s Proxy Statement for the Annual Meeting, dated September 14, 2007).
3.2	By-Laws of the Company.
10.1	1985 Stock Option Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-18, File No. 2-99625-NY, dated March 31, 1989).
10.3	1997 Stock Incentive Plan (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8, File No. 333-39071, dated October 30, 1997).
10.4	2000 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated September 11, 2000).
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

10.8	2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for its year ended March 31, 2005).
10.9	2007 Stock Incentive Plan (Incorporated by reference to Exhibit F to the Company’s Proxy Statement for the Annual Meeting, dated September 14, 2007).
14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB for its year ended March 31, 2004).
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

Item 14. Principal Accountant Fees and Services.

The aggregate fees billed or billable for the fiscal years ended March 31, 2008 and 2007 for professional services rendered by Holtz Rubenstein Reminick LLP and J.H. Cohn LLP, respectively, are as follows:

	Fiscal year ended March 31,
	2008	2007
Audit fees (1)	$45,000	$40,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$45,000	$40,000
(1)	Consists of fees for services provided in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statements.

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

The engagement of Holtz Rubenstein Reminick LLP and J.H. Cohn LLP for the fiscal years ended March 31, 2008 and 2007, respectively, and the scope of audit-related services, including the audits and reviews described above, were all pre-approved by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CLAIMS EVALUATION, INC.
By:	/s/ Gary Gelman
Gary Gelman
Chairman of the Board, President
and Chief Executive Officer
DATE: June 24, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Gary Gelman	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 24, 2008
Gary Gelman

/s/ Gary J. Knauer	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	June 24, 2008
Gary J. Knauer

/s/ Edward M. Elkin	Director	June 24, 2008
Edward M. Elkin, M.D.

/s/ Peter Gutmann	Director	June 24, 2008
Peter Gutmann

/s/ Joseph Looney	Director	June 24, 2008
Joseph Looney

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Claims Evaluation, Inc.
Jericho, New York

We have audited the accompanying consolidated balance sheet of American Claims Evaluation, Inc. and subsidiary as of March 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Claims Evaluation, Inc. and subsidiary as of March 31, 2008, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP

Melville, New York

June 24, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Claims Evaluation, Inc.

We have audited the consolidated accompanying balance sheet of American Claims Evaluation, Inc. and subsidiary as of March 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Claims Evaluation, Inc. and subsidiary as of March 31, 2007, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Jericho, New York

June 18, 2007, except for the effects of discontinued operations discussed in Note 2 to the consolidated financial statements, as to which date is June 24, 2008.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Consolidated Balance Sheets

March 31, 2008 and 2007

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$6,239,442	$6,589,576
Current assets of discontinued operations	111,337	132,084
Prepaid expenses	33,560	31,612
Total current assets	6,384,339	6,753,272
Non-current assets of discontinued operations	7,674	10,334
Property and equipment, net	92,072	73,293
Total assets	$6,484,085	$6,836,899
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,936	$17,412
Accrued expenses	106,190	72,570
Current liabilities of discontinued operations	33,150	34,299
Total current liabilities	158,276	124,281
Commitments
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 20,000,000 shares in 2008 and 10,000,000 shares in 2007; issued 5,050,000 shares; outstanding 4,761,800 shares	50,500	50,500
Additional paid-in capital	4,931,099	4,646,099
Retained earnings	1,806,051	2,477,860
	6,787,650	7,174,459
Treasury stock, at cost	(461,841)	(461,841)
Total stockholders’ equity	6,325,809	6,712,618
Total liabilities and stockholders’ equity	$6,484,085	$6,836,899

See accompanying notes to consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Years ended March 31, 2008 and 2007

	2008	2007
Revenues	$—	$—
Cost of services	—	—
Gross profit	—	—
Selling, general, and administrative expenses	990,113	688,242
Operating loss from continuing operations	(990,113)	(688,242)
Other income:
Interest income	331,027	369,482
Loss from continuing operations	(659,086)	(318,760)
Discontinued operations (note 2):
Earnings from operations	7,277	7,737
Provision for loss on disposal	(20,000)	—
Net loss	$(671,809)	$(311,023)
Net loss per share:
From continuing operations – basic and diluted	$(0.14)	$(0.07)
From discontinued operations – basic and diluted	—	—
	$(0.14)	$(0.07)
Weighted average shares – basic and diluted	4,761,800	4,761,800

See accompanying notes to consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years ended March 31, 2008 and 2007

	Common stock		Additional paid-in	Retained	Treasury stock		Total stockholders’
	Shares	Par value	capital	earnings	Shares	Amount	equity
Balance at March 31, 2006	5,050,000	$50,500	$4,586,849	$2,788,883	288,200	$(461,841)	$6,964,391
Net loss	—	—	—	(311,023)	—	—	(311,023)
Stock compensation expense	—	—	59,250	—	—	—	59,250
Balance at March 31, 2007	5,050,000	50,500	4,646,099	2,477,860	288,200	(461,841)	6,712,618
Net loss	—	—	—	(671,809)	—	—	(671,809)
Stock compensation expense	—	—	285,000	—	—	—	285,000
Balance at March 31, 2008	5,050,000	$50,500	$4,931,099	$1,806,051	288,200	$(461,841)	$6,325,809

See accompanying notes to consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended March 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Loss from continuing operations:	$(659,086)	$(318,760)
Adjustments to reconcile net loss to net cash used in continuing operations:
Depreciation	20,276	9,965
Stock compensation expense	285,000	59,250
Changes in operating assets and liabilities:
Prepaid expenses	(1,948)	(5,604)
Accounts payable	1,524	4,051
Accrued expenses	33,620	8,970
Net cash used in operating activities of continuing operations	(320,614)	(242,128)
Cash flows from investing activities:
Capital expenditures	(39,055)	(79,982)
Net cash used in investing activities	(39,055)	(79,982)
Net cash flows provided by discontinued operations	9,535	42,810
Net decrease in cash and cash equivalents	(350,134)	(279,300)
Cash and cash equivalents – beginning of year	6,589,576	6,868,876
Cash and cash equivalents – end of year	$6,239,442	$6,589,576

See accompanying notes to consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2008 and 2007

(1)	Summary of Significant Accounting Policies
(a)	Nature of Business

American Claims Evaluation, Inc. (the ”Company”) operated in a single segment that provided a full range of vocational rehabilitation and disability management services through a wholly owned subsidiary, RPM Rehabilitation & Associates, Inc. (“RPM”). Subsequent to March 31, 2008, the Company entered into a non-binding letter of intent to sell this subsidiary (see Note 2). Accordingly, the financial statements have been reclassified to exclude the operating results of RPM from the continuing operations and account for them as discontinued operations. The following footnotes relate only to the Company’s continuing operations, unless otherwise noted.

(b)	Principles of Consolidation

The Company’s financial statements are prepared on a consolidated basis and include the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

(c)	Cash and Cash Equivalents

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. From time to time, the Company invests its excess cash in money market accounts that are stated at cost and approximate market value.

(d)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets.

(e)	Income Taxes

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

(f)	Earnings (Loss) per Share

Basic earnings (loss) per share is computed on the weighted average common shares outstanding. Diluted earnings per share reflects the maximum dilution from potential common shares issuable pursuant to the exercise of stock options, if dilutive, outstanding during each period. Employee stock options to purchase 1,233,500 and 1,236,000 shares of common stock for the years ended March 31, 2008 and 2007, respectively, were not included in the diluted loss per share calculations because their effect would have been anti-dilutive.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2008 and 2007

(g)	Fair Value of Financial Instruments

The carrying values of the Company’s monetary assets and liabilities approximate fair value as a result of the short-term nature of such assets and liabilities.

(h)	Use of Estimates

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

(i)	Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) which establishes the accounting for stock-based awards. Under the provisions of SFAS No. 123R, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the recipient’s requisite service period (generally the vesting period of the grant). The Company adopted SFAS No. 123R using the modified prospective method.

The Company recognized stock-based compensation totaling $285,000 and $59,250 for the years ended March 31, 2008 and 2007, respectively, based on the fair value of stock options granted. This expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations. At March 31, 2008, all outstanding options to purchase shares are fully vested. However, certain option grants contain disposition restrictions which prohibit the sale of 50% of the awarded options until the first anniversary of the grant date and the remaining 50% of the awarded options until the second anniversary of the grant date.

The per share weighted average fair values of stock options granted during the years ended March 31, 2008 and 2007 were $0.95 and $0.91, respectively. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended March 31, 2008 and 2007: expected volatility, 47.6% and 48.3%, respectively; risk-free interest rates of 5.05% and 4.76%, respectively; expected option term, five years following the grant date and expected dividend yields of 0%.

The Company estimates expected volatility by considering the historical volatility of the Company’s stock. The risk-free interest rate is based on the United States Treasury constant maturity interest rate whose term is consistent with the expected life of the award. The expected option term was calculated using the simplified method prescribed in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107. Under this method, the expected option life is equal to the sum of the weighted average vesting term plus the original contract term divided by two.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2008 and 2007

(j)	Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, the year beginning April 1, 2008 for the Company. The Company does not expect the adoption of SFAS 157 to have a significant impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the year beginning April 1, 2008 for the Company. The Company does not expect the adoption of SFAS 159 to have a significant impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific items, including:

•	Noncontrolling interests (formerly known as “minority interests”) will be recorded at fair value at the acquisition date;
•

Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
•	Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and
•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141(R) also includes a substantial number of new disclosure requirements. The statement applies to the Company prospectively for business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. The Company is currently assessing the impact of adopting SFAS 141(R) on its financial statements.

The FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” in December 2007 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this Statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements. The amount of net income attributable to the non-controlling interest will be included in consolidated net

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2008 and 2007

income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning with the year ended March 31, 2010. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS 160 to have a significant impact on its financial statements.

(2)	Discontinued Operations

Subsequent to March 31, 2008, the Company entered into a non-binding letter of intent with the Stephen Renz, the President of RPM, wherein Mr. Renz intends to acquire all of the outstanding shares of stock of RPM in exchange for cash and an additional amount contingent upon the future earnings of RPM.

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, related to the accounting and reporting for segments of a business to be disposed of. The results of operations for RPM have been classified as discontinued operations in all periods presented.

Revenue and earnings from discontinued operations were $753,857 and $7,277, respectively, for the year ended March 31, 2008 and $850,294 and $7,737, respectively, for the year ended March 31, 2007.

The Company’s consolidated balance sheet as of March 31, 2008 includes $111,337 in current assets, $7,674 in non-current assets and $33,150 in current liabilities. The Company’s consolidated balance sheet as of March 31, 2007 includes $132,084 in current assets, $10,334 in non-current assets and $34,299 in current liabilities.

(3)	Property and Equipment

Property and equipment consists of the following at March 31, 2008 and 2007:

	2008	2007	Estimated useful life
Equipment	$125,510	$118,302	5 years
Furniture and fixtures	18,272	18,272	5 to 10 years
	143,782	136,574
Less accumulated depreciation	51,710	63,281
	$92,072	$73,293

Depreciation expense for the years ended March 31, 2008 and 2007 amounted to $20,276 and $9,965, respectively.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2008 and 2007

(4)	Income Taxes

No provisions for income tax expense were recorded for the years ended March 31, 2008 and 2007. This differs from that which would have resulted when applying the statutory Federal income tax rate as a result of the following items:

	Year ended March 31
	2008		2007
	Amount	Percent	Amount	Percent
Expected income tax benefit at the statutory Federal tax rate	$(210,000)	(34)%	$(106,000)	(34)%
Increase in valuation allowance	210,000	34	106,000	34
Actual income tax expense	$—	—	$—	—

The tax effects of temporary differences comprising the Company’s deferred tax assets at March 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$737,000	$624,000
Stock compensation expense	107,000	10,000
Valuation allowance	(844,000)	(634,000)
	$—	$—

At March 31, 2008, the Company had net operating loss carryforwards of approximately $2,482,000 for Federal income tax purposes which will be available to reduce future taxable income. The utilization of such net operating losses (“NOLs”) is subject to certain limitations under Federal income tax laws. NOLs are scheduled to expire from fiscal years ending 2023 through 2028. Based upon the uncertainty of whether the Company’s NOLs may ultimately be utilized prior to their expirations, valuation allowances of $210,000 and $106,000 were recorded during the years ended March 31, 2008 and 2007, respectively. Benefits currently considered unrealizable could be adjusted in the future if estimates of future taxable income during the carryforward period are revised.

The Company had capital loss carryforwards of $467,000 which expired on March 31, 2007 at which time valuation allowances of $159,000 previously recorded due to the uncertainty over the ability of the Company to utilize these capital loss carryforwards were reversed.

As a result of changes in the valuation allowance, which increased by $210,000 and decreased by $43,000 during the years ended March 31, 2008 and 2007, respectively, there was no provision for income taxes.

(5)	Stock Options

The Company has five stock option plans, the 1985 Stock Option Plan (“1985 Plan”), the 1997 Incentive Stock Option Plan (“1997 Plan”), the 2000 Incentive Stock Option Plan (“2000 Plan”), the 2005 Incentive Stock Option Plan (“2005 Plan”) and the 2007 Incentive Stock Option Plan (“2007 Plan”). The 1985 Plan and the 1997 Plan have expired except as to options outstanding. The 2000, 2005 and 2007 Plans provide for incentive or nonqualified stock options to be granted to key employees, officers, directors, independent contractors and consultants of the Company.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2008 and 2007

Under the 2000, 2005 and 2007 Plans, options may be granted at prices not less than the fair market value on the date the option is granted. Options become exercisable and vest as determined at the date of grant by a committee of the Board of Directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant.

Changes in the options outstanding during the years ended March 31, 2008 and 2007 are summarized in the following table:

	Number of shares	Weighted average exercise price
Outstanding at March 31, 2006	1,236,000	$1.96
Granted	65,000	1.91
Expired	(65,000)	2.25
Outstanding at March 31, 2007	1,236,000	$1.95
Granted	300,000	1.97
Expired	(302,500)	1.26
Outstanding at March 31, 2008	1,233,500	$2.12

At March 31, 2008, there were options to purchase 1,000,000, 325,000 and 9,000 shares available for grant under the 2007 Plan, 2005 Plan and 2000 Plan, respectively.

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company’s stock options at March 31, 2008:

Range of	Number of options		Weighted average exercise price of exercisable	Weighted average remaining
exercise price	Outstanding	Exercisable	options	life
$1.70 – $1.80	161,000	161,000	1.78	5.2 years
$1.94 – $2.00	647,500	647,500	1.96	8.3 years
$2.24 – $2.56	425,000	425,000	2.50	2.9 years
	1,233,500	1,233,500	$2.12	6.0 years

There were no outstanding options which were exercisable and in-the-money as of March 31, 2008 resulting in no aggregate intrinsic value. Aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing price of $0.65 as of March 31, 2008, which would have been received by the option holders had these option holders exercised their options as of that date.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2008 and 2007

(6)	Retirement Plan

The Company sponsors a retirement plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the ”Code”), for all employees meeting certain service requirements. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code. The plan provides for a matching contribution by the Company which amounted to $5,736 and $4,818 for the years ended March 31, 2008 and 2007, respectively.

(7)	Commitments

On August 20, 2004, the Company entered into a seven-year non-cancelable operating sublease commencing December 1, 2004, for office space with American Para Professional Systems, Inc. (“APPS”), an entity under the control of the Company’s Chairman of the Board. Basic rent under the sublease has been established as a pass-through with the Company’s cost being fixed at a cost equal to the pro-rated rent payable for the subleased space by APPS to the building’s landlord. Rent expense paid to this related entity under the sublease for the years ended March 31, 2008 and 2007 was $38,574 and $37,451, respectively.

Minimum lease payments under the related party sublease as of March 31, 2008 are as follows:

2009		$40,000
2010		41,000
2011		42,000
2012		29,000
	Total minimum lease payments	$152,000

The Company also has minimum lease payments of $11,000 for 2009 under a non-cancelable lease as of March 31, 2008 related to office space occupied by RPM.