Form 10-Q
period 2008-06-30
AMERICAN CLAIMS EVALUATION INC
filed 2008-08-12
CIK 774517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-14807
AMERICAN CLAIMS EVALUATION, INC.
(Exact name of registrant as specified in its charter)

New York	11-2601199

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jericho Plaza, Jericho, New York	11753

(Address of principal executive offices)	(Zip code)
(516) 938-8000
(Registrant’s telephone number, including area code)
Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of August 11, 2008 was 4,761,800.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	June 30, 2008	Mar. 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,141,468	$6,239,442
Current assets of discontinued operations	87,467	111,337
Prepaid expenses	24,997	33,560

Total current assets	6,253,932	6,384,339

Non-current assets of discontinued operations	11,450	7,674
Property and equipment, net	86,027	92,072

Total assets	$6,351,409	$6,484,085

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,937	$18,936
Accrued expenses	116,812	106,190
Current liabilities of discontinued operations	23,391	33,150

Total current liabilities	181,140	158,276

Commitments

Stockholders’ equity:
Common stock, $.01 par value. Authorized 20,000,000 shares in 2008 and 10,000,000 shares in 2007; issued 5,050,000 shares; outstanding 4,761,800 shares	50,500	50,500
Additional paid-in capital	4,946,699	4,931,099
Retained earnings	1,634,911	1,806,051

	6,632,110	6,787,650
Treasury stock, at cost	(461,841)	(461,841)

Total stockholders’ equity	6,170,269	6,325,809

Total liabilities and stockholders’ equity	$6,351,409	$6,484,085

See accompanying notes to condensed consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	June 30,	June 30,
	2008	2007
Revenues	$—	$—
Cost of services	—	—

Gross margin	—	—

Selling, general, and administrative expenses	207,111	450,707

Operating loss from continuing operations	(207,111)	(450,707)

Interest income	41,799	90,267

Loss from continuing operations	(165,312)	(360,440)

Discontinued operations:
Loss from discontinued operations	(5,828)	(6,449)

Net loss	$(171,140)	$(366,889)

Net loss per share:
From continuing operations — basic and diluted	$(0.04)	$(0.08)

From discontinued operations — basic and diluted	$—	$—

Weighted average shares — basic and diluted	4,761,800	4,761,800

See accompanying notes to condensed consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	June 30,	June 30,
	2008	2007
Cash flows from operating activities:
Loss from continuing operations	$(165,312)	$(360,440)

Adjustments to reconcile net loss to net cash used in continuing operations:
Depreciation	6,045	5,069
Stock compensation expense	15,600	285,000
Changes in operating assets and liabilities:
Prepaid expenses	8,563	5,399
Accounts payable	22,001	5,890
Accrued expenses	10,622	21,504

	62,831	322,862

Net cash used in operating activities of continuing operations	(102,481)	(37,578)

Cash flows from investing activities:
Capital expenditures	—	(39,055)

Net cash used in investing activities	—	(39,055)

Net cash flows provided by discontinued operations	4,507	15,951

Net decrease in cash and cash equivalents	(97,974)	(60,682)

Cash and cash equivalents — beginning of period	6,239,442	6,589,576

Cash and cash equivalents — end of period	$6,141,468	$6,528,894

See accompanying notes to condensed consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
June 30, 2008
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
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended March 31, 2008 and the notes thereto contained in the Company’s Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission.
Discontinued Operations
The Company committed to a plan to sell RPM Rehabilitation & Associates, Inc. (“RPM”), the Company’s wholly-owned subsidiary, to Stephen Renz, the President of RPM, wherein Mr. Renz intends to acquire all of the outstanding shares of stock of RPM in exchange for cash and an additional amount contingent upon the future earnings of RPM.
The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, related to the accounting and reporting for segments of a business to be disposed of. The results of RPM’s operations have been classified as discontinued operations in all periods presented.
Net Loss Per Share
Basic earnings (loss) per share are computed on the weighted average common shares outstanding. Diluted earnings (loss) per share reflects the maximum dilution from potential common shares issuable pursuant to the exercise of stock options, if dilutive, outstanding during each period. Potentially dilutive securities consisting of employee and director stock options to purchase 1,233,500 and 1,236,000 shares as of June 30, 2008 and 2007, respectively, were not included in the diluted net loss per share calculations because their effect would have been anti-dilutive.
Stock Option Plans
The Company follows the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Under these provisions, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the recipient’s requisite service period (generally the vesting period of the grant).
The Company recognized stock-based compensation totaling $15,600 during the three months ended June 30, 2008 based on the fair value of stock options granted. This expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. At June 30, 2008, all outstanding options to purchase shares are fully vested. However, certain option grants contain disposition restrictions which prohibit the sale of 50% of the shares obtained through the exercise of such awarded options until the first anniversary of the grant date and the remaining 50% of the shares obtained through the exercise of the awarded options until the second anniversary of the grant date.
The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. Under this method, the average fair value of stock options granted during the three months ended June 30, 2008 was $0.78 per share. In addition to the exercise price of the awards, certain weighted average assumptions were used to estimate the fair value of stock option grants as follows: expected volatility of 50.8%, expected dividend yield of 0%, risk-free interest rate of 3.52% and an expected option term of 5 years.
The following table summarizes information about stock option activity for the three months ended June 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at March 31, 2008	1,233,500	$2.12	6.0 years
Granted	20,000	$1.63	10 years
Expired	(20,000)	$2.25	—

Outstanding at June 30, 2008	1,233,500	$2.11	5.9 years	$—

Exercisable at June 30, 2008	1,233,500	$—	5.9 years	$—

There were no options outstanding with an exercise price less than the closing price of the Company’s shares of $1.25 as of June 30, 2008. Accordingly, there was no intrinsic value associated with outstanding their options at such date.
At June 30, 2008, there was no unrecognized compensation cost related to non-vested stock option awards.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Critical Accounting Policies
The Company makes estimates and assumptions in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008. The accounting policies used in preparing our interim condensed consolidated financial statements are the same as those described in such Annual Report.

Results of Operations — Three Months ended June 30, 2008 and 2007
The Company entered into a non-binding letter of intent with Stephen Renz, the President of RPM, whereby Mr. Renz intends to acquire all of the outstanding shares of stock of RPM in exchange for $150,000 in cash and an additional amount contingent upon the future earnings of RPM. The financial statements have been reclassified to exclude the operating results of RPM from the continuing operations and account for them as discontinued operations. The following discussion relates only to the Company’s continuing operations, unless otherwise noted.
Selling, general and administrative expenses for the quarter ended June 30, 2008 decreased to $207,111 from $450,707 for the three months ended June 30, 2007. During the three months ended June 30, 2007, the Company had recorded stock based compensation expense of $285,000 in accordance with the provisions of SFAS 123R for stock options granted during the period. During the three months ended June 30, 2008, stock based compensation expense of $15,600 was recorded.
Interest income for the three months ended June 30, 2008 decreased to $41,799 from the $90,267 recorded during the three months ended June 30, 2007 as a result of declining cash balances available for investment and a shift to more conservative investments which produced lower yields.
Liquidity and Capital Resources
At June 30, 2008, the Company had working capital of $6,072,792 as compared to working capital of $6,226,063 at March 31, 2008. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.
During the three months ended June 30, 2008, net cash used in operations was $102,481, primarily due to the Company’s operating loss offset by stock based compensation expense of $15,600 and an increase in accounts payable of $22,001.
Minimum lease payments under non-cancelable leases and subleases, exclusive of future escalation charges, for the remainder of the fiscal year ending March 31, 2009 and fiscal years ending thereafter are as follows:

2009	$50,000
2010	75,000
2011	78,000
2012	65,000
2013 and thereafter	54,000

Total minimum lease payments	$322,000

The Company has previously announced it has entered into a non-binding letter of intent to acquire substantially all the assets and business of a privately-held New York-based company providing a comprehensive range of services to children with developmental delays and disabilities.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to the Company.

Cautionary Statement Regarding Forward Looking Statements
Except for the historical information contained herein, the matters discussed in this Report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic and market conditions and the ability of the Company to successfully identify and thereafter consummate one or more acquisitions.
Item 3. Quantitiative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risk related to changes in interest rates. Most of the Company’s cash and cash equivalents are invested at variable rates of interest and decreases in market interest rates would cause a related reduction in interest income.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this Report. As of the end of the fiscal quarter ended June 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic Securities and Exchange Commission filings.
(b) Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting identified by the Company’s evaluation in connection with the preparation of this Form 10-Q.
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

PART II — OTHER INFORMATION
Item 6. Exhibits.
     Exhibit 31.1       Section 302 Principal Executive Officer Certification
     Exhibit 31.2       Section 302 Principal Financial Officer Certification
     Exhibit 32.1       Section 1350 Certification
     Exhibit 32.2       Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CLAIMS EVALUATION, INC.
Date: August 11, 2008	By:	/s/ Gary Gelman
Gary Gelman
Chairman of the Board, President and Chief Executive Officer

Date: August 11, 2008	By:	/s/ Gary J. Knauer
Gary J. Knauer
Chief Financial Officer, Treasurer and Secretary