Form 10-Q
period 2008-09-30
AMERICAN CLAIMS EVALUATION INC
filed 2008-11-14
CIK 774517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of the Registrant’s common stock as of November 14, 2008 was 4,761,800.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	Sept. 30, 2008	Mar. 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,455,655	$6,239,442
Accounts receivable	1,188,496	—
Current assets of discontinued operations	—	111,337
Prepaid expenses and other current assets	90,359	33,560

Total current assets	5,734,510	6,384,339
Property and equipment, net	275,056	92,072
Goodwill	750,000	—
Non-current assets of discontinued operations	—	7,674
Other assets	18,565	—

Total assets	$6,778,131	$6,484,085

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$129,328	$18,936
Accrued expenses	475,507	106,190
Current liabilities of discontinued operations	—	33,150
Capital lease obligations — current	18,406	—

Total current liabilities	623,241	158,276

Long-term liabilities
Capital lease obligations — net of current portion	36,773	—

Total long-term liabilities	36,773	—

Commitments

Stockholders’ equity:
Common stock, $.01 par value. Authorized 20,000,000 shares in 2008 and 10,000,000 shares in 2007; issued 5,050,000 shares; outstanding 4,761,800 shares	50,500	50,500
Additional paid-in capital	4,946,699	4,931,099
Retained earnings	1,582,759	1,806,051

	6,579,958	6,787,650
Treasury stock, at cost	(461,841)	(461,841)

Total stockholders’ equity	6,118,117	6,325,809

Total liabilities and stockholders’ equity	$6,778,131	$6,484,085

See accompanying notes to condensed consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2008	2007	2008	2007
Revenues	$247,690	$—	$247,690	$—
Cost of services	175,334	—	175,334	—

Gross margin	72,356	0	72,356	0

Selling, general and administrative expenses	254,500	177,577	461,611	628,284

Operating loss from continuing operations	(182,144)	(177,577)	(389,255)	(628,284)

Interest income	35,907	90,133	77,706	180,400
Interest expense	(260)	—	(260)	—

Loss from continuing operations	(146,497)	(87,444)	(311,809)	(447,884)

Discontinued operations:
Gain (loss) from discontinued operations	3,832	(115)	(1,996)	(6,564)
Gain on sale of discontinued operations	90,513	—	90,513	—

Net loss	$(52,152)	$(87,559)	$(223,292)	$(454,448)

Net earnings (loss) per share:
From continuing operations — basic and diluted	$(0.03)	$(0.02)	$(0.07)	$(0.10)

From discontinued operations — basic and diluted	$0.02	$0.00	$0.02	$0.00

Net loss — basic and diluted	$(0.01)	$(0.02)	$(0.05)	$(0.10)

Weighted average shares — basic and diluted	4,761,800	4,761,800	4,761,800	4,761,800

See accompanying notes to condensed consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	Sept. 30,	Sept. 30,
	2008	2007
Cash flows from operating activities:
Loss from continuing operations	$(311,809)	$(447,884)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,628	10,138
Stock-based compensation expense	15,600	285,000
Changes in assets and liabilities:
Accounts receivable	(44,485)	—
Prepaid expenses and other current assets	24,932	15,550
Accounts payable	(46,947)	18,884
Accrued expenses	64,317	(24,189)

	29,045	305,383

Net cash used in operating activities of continuing operations	(282,764)	(142,501)
Operating activities of discontinued operations	34,439	19,539

Net cash used in operating activities	(248,325)	(122,962)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(568,375)	—
Proceeds from sale of subsidiary, net of cash divested	149,391	—
Capital expenditures	—	(39,055)

Net cash used in investing activities	(418,984)	(39,055)
Investing activities of discontinued operations	(9,452)	(2,637)

Net cash used in investing activities	(428,436)	(41,692)

Cash flows from financing activities:
Payment of debt	(1,105,356)	—
Payment of capitalized lease obligations	(1,670)	—

Net cash used in financing activities	(1,107,026)	—

Net decrease in cash and cash equivalents	(1,783,787)	(164,654)
Cash and cash equivalents at beginning of period	6,239,442	6,589,576

Cash and cash equivalents at end of period	$4,455,655	$6,424,922

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$260	$—

See accompanying notes to condensed consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2008
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
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended March 31, 2008 and the notes thereto contained in the Company’s Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission (“SEC”).
Discontinued Operations
On September 12, 2008, the Company completed the disposition of its wholly-owned subsidiary, RPM Rehabilitation & Associates, Inc. (“RPM”), pursuant to a Stock Purchase Agreement whereby the Company sold all of the issued and outstanding shares of RPM to Stephen D. Renz, the President of RPM, for a purchase price of $150,000 in cash, plus an additional purchase price of up to $150,000 in cash contingent upon the future net earnings of RPM calculated over a period of five years from and after the closing of the transaction. A gain on the sale of RPM of $90,513 was recognized for book purposes.
The Company followed the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, related to the accounting and reporting for segments of a business to be disposed of. Accordingly, the results of RPM’s operations have been classified as discontinued operations in all periods presented.
Acquisition
On September 12, 2008 (the “Closing Date”), the Company acquired all of the issued and outstanding shares of Interactive Therapy Group Consultants, Inc. (“ITG”), a New York corporation and provider of a comprehensive range of services to children with developmental delays and disabilities, for $570,000 in cash. Under the terms of the Stock Purchase Agreement (the “Stock Purchase Agreement”), the purchase price is subject to positive or negative adjustment based on the final determination of the tangible net worth of ITG as of the close of business on the Closing Date. The results of operations for ITG are included in the consolidated results of operations beginning September 13, 2008.
The Company had been seeking an acquisition to transition into a new line of business. ITG created the opportunity for growth in its industry organically and through potential add-on acquisitions.

The business combination was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on fair values at the date of acquisition as follows:

Cash	$1,625
Accounts receivable	1,144,011
Prepaid expenses	41,432

Total current assets	1,187,068

Property and equipment	198,612
Other assets	18,565

Total assets acquired	$1,404,245

Accounts payable	157,339
Accrued expenses	305,000
Bank debt	1,105,356
Capital lease obligations	56,849

Total liabilities assumed	$1,624,544

Net assets acquired	$(220,299)

The purchase price has been calculated as follows:
Total purchase price	$570,000
Anticipated recovery from former owner per terms of the Stock Purchase Agreement	(40,299)

$529,701

Excess of the purchase price over the net assets acquired (Goodwill)	$750,000

The following pro forma information presents the Company’s revenues, net loss and loss per share as if the acquisition of ITG had occurred on the first day of the fiscal year presented below.

	Three months ended		Six months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$1,460,098	$1,224,178	$3,185,318	$2,780,679
Loss from continuing operations	$(181,559)	$(407,635)	$(258,241)	$(903,602)
Net loss	$(82,464)	$(348,938)	$(147,715)	$(781,413)

Net loss per share — basic and diluted	$(0.02)	$(0.07)	$(0.03)	$(0.16)
The pro forma supplemental information is not necessarily indicative of actual results had the acquisition occurred on the first day of the respective period, nor is it necessarily indicative of future results. The pro forma supplemental information does not reflect potential synergies, integration costs, or other costs or savings.
Pursuant to the terms of the ITG acquisition, $105,000 of the cash consideration was deposited into an escrow account in accordance with an Escrow Agreement (the “Escrow Agreement”) to assure that there are funds available to satisfy indemnification obligations in respect of any amounts payable by ITG pursuant to a claim by the New York State Insurance Fund for non-payment of workers’ compensation premiums and in respect of any outstanding accounts receivable that are not collected in full within 240 days of the Closing Date.

The Company is currently exploring alternatives to ITG’s corporate structure concerning non-compliance issues regarding the practice of certain licensed professions in the State of New York. If a change in professional practice structure is deemed necessary, the Company will take all appropriate measures to assure compliance on a timely basis. Revenues derived from services performed by these licensed professionals approximate 20% of total revenues.
ITG also entered into a two-year Employment Agreement (the “Employment Agreement”) with John Torrens. Under this Employment Agreement, Mr. Torrens will be employed as President of ITG, is entitled to receive an annual base salary of $200,000 and is entitled to certain other benefits. The Employment Agreement contains non-competition, non-solicitation and confidentiality provisions.
Subsequent to the Closing Date, the Company paid off ITG’s line of credit and a term note payable totaling approximately $1,105,000, including interest.
Revenue Recognition
The Company recognizes revenue for services rendered when there is evidence of billable time expended and recoverability is reasonably assured.
Concentration of Credit Risk
Service revenue is concentrated within a limited number of clients throughout New York State; municipalities within New York State provide substantial and significant revenue to ITG. This concentration of customers may impact ITG’s overall exposure to credit risk, either positively or negatively, in that ITG’s customers may be similarly affected by changes in economic or other conditions in New York State.
Net Earnings (Loss) Per Share
Basic earnings (loss) per share are computed on the weighted average common shares outstanding. Diluted earnings (loss) per share reflects the maximum dilution from potential common shares issuable pursuant to the exercise of stock options, if dilutive, outstanding during each period. The Company’s net earnings (loss) and weighted average shares outstanding used for computing diluted earnings (loss) per share for continuing operations and discontinued operations were the same as those used for computing basic earnings (loss) per share for the three and six months ended September 30, 2008 and 2007 because the inclusion of common stock equivalents to the calculation of diluted earnings (loss) per share for continuing operations would be anti-dilutive. Potentially dilutive securities consisting of employee and director stock options to purchase 1,233,500 and 1,236,000 shares as of September 30, 2008 and 2007, respectively, were not included in the diluted net loss per share calculations because their effect would have been anti-dilutive.
Stock Option Plans
The Company follows the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Under these provisions, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the recipient’s requisite service period (generally the vesting period of the grant).
The Company recognized stock-based compensation totaling $15,600 during the six months ended September 30, 2008 based on the fair value of stock options granted. This expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. At

September 30, 2008, all outstanding options to purchase shares are fully vested. However, certain option grants contain disposition restrictions which prohibit the sale of 50% of the shares obtained through the exercise of such awarded options until the first anniversary of the grant date and the remaining 50% of the shares obtained through the exercise of the awarded options until the second anniversary of the grant date.
The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. Under this method, the average fair value of stock options granted during the six months ended September 30, 2008 was $0.78 per share. In addition to the exercise price of the awards, certain weighted average assumptions were used to estimate the fair value of stock option grants as follows: expected volatility of 50.8%, expected dividend yield of 0%, risk-free interest rate of 3.52% and an expected option term of 5 years.
The following table summarizes information about stock option activity for the six months ended September 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at March 31, 2008	1,233,500	$2.12	6.0 years
Granted	20,000	$1.63	10 years
Expired	(20,000)	$2.25	—

Outstanding at September 30, 2008	1,233,500	$2.11	5.7 years	$—

Exercisable at September 30, 2008	1,233,500	$2.11	5.7 years	$—

There were no options outstanding with an exercise price less than the closing price of the Company’s shares of $0.67 as of September 30, 2008. Accordingly, there was no intrinsic value associated with outstanding options at such date. At September 30, 2008, there was no unrecognized compensation cost related to non-vested stock option awards.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.
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

Results of Operations — Three and Six Months ended September 30, 2008 and 2007
On September 12, 2008, the Company completed the disposition of its wholly-owned subsidiary, RPM. The financial statements have been reclassified to exclude the operating results of RPM from the continuing operations and account for them as discontinued operations. The following discussion relates only to the Company’s continuing operations, unless otherwise noted.
During the period of September 13, 2008 to September 30, 2008, the Company recognized revenues of $247,690 generated by its newly acquired subsidiary, ITG. ITG provides a comprehensive range of services to children with developmental delays and disabilities. Costs of services for this period were $175,334 consisting of payroll paid to its staff of salaried and per diem clinicians.
Selling, general and administrative expenses for the quarter ended September 30, 2008 increased to $254,500 from $177,577 for the three months ended September 30, 2007 as a result of the introduction of expenses incurred by ITG’s operations. Excluding ITG’s expenses, corporate selling, general and administrative expenses for the three months ended September 30, 2008 experienced only a modest increase over the comparable period in the prior year. During the six months ended September 30, 2007, the Company had recorded stock-based compensation expense of $285,000 in accordance with the provisions of SFAS 123R for stock options granted during the period. By comparison, stock-based compensation expense of $15,600 was recorded during the six months ended September 30, 2008.
Interest income for the three and six months ended September 30, 2008 was $35,907 and $77,706, respectively. Interest income for the three and six months ended September 30, 2007 was $90,133 and $180,400, respectively. The dramatic decrease in interest income was a result of declining cash balances available for investment and a shift to more conservative investments which produced lower yields.
As a result of the sale of RPM, the Company recognized a gain of $90,513 for book purposes.
Liquidity and Capital Resources
At September 30, 2008, the Company had working capital of $5,111,269 as compared to working capital of $6,226,063 at March 31, 2008. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.
During the six months ended September 30, 2008, net cash used in operations was $248,325, primarily due to the Company’s operating loss offset by stock based compensation expense of $15,600 and the gain on the sale of RPM of $90,513.
Subsequent to the Closing Date, the Company paid off ITG’s line of credit and a term note payable totaling approximately $1,105,000, including interest. ITG will seek a new line of credit for working capital purposes, if deemed necessary.
Future minimum lease payments under non-cancelable capital and operating leases and subleases, exclusive of future escalation charges, for the remainder of the fiscal year ending March 31, 2009 and fiscal years ending thereafter are as follows:

	Capital	Operating
	Leases	Leases
2009	$11,916	$97,000
2010	21,523	182,000
2011	21,523	116,000
2012	9,383	84,000
2013 and thereafter	0	60,000

Total minimum lease payments	64,345	$539,000

Less: Amounts representing interest	(9,166)

Present value of minimum lease payments	55,179
Less: Current portion	(18,406)

Long-term portion of capital leases	$36,773

While we have not experienced any significant impact from the general slowdown of the economy or current global credit crisis, continuing economic deterioration could have a negative impact on our net revenues and profitability in future periods.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to the Company.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard on April 1, 2008 did not have a material effect on the Company’s consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to (i) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (ii) measure a plan’s assets and its benefit obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The Company does not maintain any such plans. Therefore, the requirement to recognize the funded status of a benefit plan and the disclosure requirements did not have a material effect on the Company’s consolidated financial statements. The requirement to measure plan assets and benefit obligations to determine the funded status as of the end of the fiscal year and to recognize changes in the funded status in the year in which the changes occur is effective for fiscal years ending after December 15, 2008. The adoption of the measurement date provisions of this standard is not expected to have a material effect on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is not electing to measure its financial assets or liabilities at fair value pursuant to this statement.
In December 2007, the FASB issued SFAS No. 141, (revised 2007) “Business Combinations”, (“SFAS 141R”). SFAS 141R replaces SFAS 141, which the Company previously adopted. SFAS 141R revises the standards for accounting and reporting of business combinations. In summary, SFAS 141R requires the acquirer of a business combination to measure, at fair value, the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions. SFAS 141R applies to all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe that the adoption of this statement on April 1, 2009 will have a material effect on the Company’s consolidated financial statements.
In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and noncontrolling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the reporting requirements for derivative instruments and hedging activities under SFAS 133, “Accounting for Derivatives and Hedging Activities”, by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments are accounted for under SFAS 133 and (c) the effect of derivative instruments and hedging activities on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company does not believe that the adoption of this statement will have a material effect on the Company’s consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The objective of FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and GAAP. FAS 142-3 is effective for financial statements issued for years beginning after December 15, 2008, and interim periods within those years and applied prospectively to intangible assets acquired after the effective date. The Company does not believe that the adoption of FAS 142-3 will have a material effect on the Company’s consolidated financial statements.
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 affects entities which accrue non-returnable cash dividends on share-based payment awards during the awards’ service period. The FASB concluded that unvested share-based payment awards which are entitled to cash dividends, whether paid or unpaid, are participating securities any time the common shareholders receive dividends. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. The Company does not believe that the adoption of EITF 03-6-1 will have a material effect on the Company’s consolidated financial statements.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risk related to changes in interest rates. Most of the Company’s cash and cash equivalents are invested at variable rates of interest and decreases in market interest rates would cause a related reduction in interest income.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this Report. As of the end of the fiscal quarter ended September 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings.
(b) Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting identified by the Company’s evaluation in connection with the preparation of this Form 10-Q.
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

PART II — OTHER INFORMATION
Item 6. Exhibits.

Exhibit 10.13	Employment Agreement, dated September 12, 2008, between Interactive Therapy Group Consultants, Inc. and John Torrens

Exhibit 31.1	Section 302 Principal Executive Officer Certification

Exhibit 31.2	Section 302 Principal Financial Officer Certification

Exhibit 32.1	Section 1350 Certification

Exhibit 32.2	Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CLAIMS EVALUATION, INC.
Date: November 14, 2008	By:	/s/ Gary Gelman
Gary Gelman
Chairman of the Board, President and Chief Executive Officer

Date: November 14, 2008	By:	/s/ Gary J. Knauer
Gary J. Knauer
Chief Financial Officer, Treasurer and Secretary