Form 10-Q
period 2008-12-31
AMERICAN CLAIMS EVALUATION INC
filed 2009-02-13
CIK 774517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of February 13, 2009 was 4,761,800.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	Dec. 31, 2008	Mar. 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,293,768	$6,239,442
Accounts receivable, net	1,029,710	—
Note receivable — former ITG shareholders	302,764	—
Current assets of discontinued operations	—	111,337
Prepaid expenses and other current assets	30,309	33,560

Total current assets	5,656,551	6,384,339
Property and equipment, net	256,435	92,072
Goodwill	750,000	—
Non-current assets of discontinued operations	—	7,674
Other assets	18,565	—

Total assets	$6,681,551	$6,484,085

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53,050	$18,936
Accrued expenses	534,403	106,190
Deferred revenue	141,962	—
Current liabilities of discontinued operations	—	33,150
Capital lease obligations — current	17,651	—

Total current liabilities	747,066	158,276

Long-term liabilities:
Capital lease obligations — net of current portion	32,212	—

Total long-term liabilities	32,212	—

Commitments

Stockholders’ equity:
Common stock, $.01 par value. Authorized 20,000,000 shares; issued 5,050,000 shares; outstanding 4,761,800 shares	50,500	50,500
Additional paid-in capital	4,952,199	4,931,099
Retained earnings	1,361,415	1,806,051

	6,364,114	6,787,650
Treasury stock, at cost	(461,841)	(461,841)

Total stockholders’ equity	5,902,273	6,325,809

Total liabilities and stockholders’ equity	$6,681,551	$6,484,085

See accompanying notes to condensed consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2008	2007	2008	2007
Revenues	$1,439,638	$—	$1,687,328	$—
Cost of services	1,017,326	—	1,192,660	—

Gross margin	422,312	—	494,668	—
Selling, general and administrative expenses	670,230	166,597	1,131,841	794,881

Operating loss from continuing operations	(247,918)	(166,597)	(637,173)	(794,881)
Interest income	27,200	87,252	104,906	267,652
Interest expense	(626)	—	(886)	—

Loss from continuing operations	(221,344)	(79,345)	(533,153)	(527,229)
Discontinued operations:
Gain (loss) from discontinued operations	—	19,607	(1,996)	13,043
Gain on sale of discontinued operations	—	—	90,513	—

Net loss	$(221,344)	$(59,738)	$(444,636)	$(514,186)

Net earnings (loss) per share:
From continuing operations — basic and diluted	$(0.05)	$(0.02)	$(0.11)	$(0.11)

From discontinued operations — basic and diluted	$—	$—	$0.02	$—

Net loss — basic and diluted	$(0.05)	$(0.02)	$(0.09)	$(0.11)

Weighted average shares — basic and diluted	4,761,800	4,761,800	4,761,800	4,761,800

See accompanying notes to condensed consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	Dec. 31,	Dec. 31,
	2008	2007
Cash flows from operating activities:
Loss from continuing operations	$(533,153)	$(527,229)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,334	15,207
Stock-based compensation expense	21,100	285,000
Provision for allowance for doubtful accounts	35,000	—
Changes in assets and liabilities:
Accounts receivable	16,942	—
Prepaid expenses and other current assets	47,227	28,883
Accounts payable	(127,292)	29,695
Accrued expenses	123,213	(6,383)
Deferred revenue	(62,108)	—

	99,416	352,402

Net cash used in operating activities of continuing operations	(433,737)	(174,827)
Operating activities of discontinued operations	34,439	40,172

Net cash used in operating activities	(399,298)	(134,655)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(568,375)	—
Proceeds from sale of subsidiary, net of cash divested	149,391	—
Capital expenditures	(5,598)	(39,055)

Net cash used in investing activities	(424,582)	(39,055)
Investing activities of discontinued operations	(9,452)	(2,637)

Net cash used in investing activities	(434,034)	(41,692)

Cash flows from financing activities:
Payment of debt	(1,105,356)	—
Payment of capitalized lease obligations	(6,986)	—

Net cash used in financing activities	(1,112,342)	—

Net decrease in cash and cash equivalents	(1,945,674)	(176,347)
Cash and cash equivalents at beginning of period	6,239,442	6,589,576

Cash and cash equivalents at end of period	$4,293,768	$6,413,229

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$886	$—

See accompanying notes to condensed consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
December 31, 2008
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
Acquisition
On September 12, 2008 (the “Closing Date”), the Company acquired all of the issued and outstanding shares of Interactive Therapy Group Consultants, Inc. (“ITG”), a New York corporation and provider of a comprehensive range of services to children with developmental delays and disabilities, for $570,000 in cash. Under the terms of the Stock Purchase Agreement (the “Stock Purchase Agreement”), the purchase price is subject to positive or negative adjustment based on the final determination of the tangible net worth of ITG as of the close of business on the Closing Date (the “Final Calculation”). Based on the preliminary Final Calculation, a negative adjustment to the purchase price, amounting to $302,764, will be required. Accordingly, the Company has recorded a note receivable from the former ITG shareholders for this balance and is currently negotiating repayment terms. The collectability of this receivable will be continually monitored by the Company.
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
The business combination was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on fair values at the date of acquisition as follows:

Cash	$1,625
Accounts receivable	1,081,652
Prepaid expenses	43,976

Total current assets	1,127,253

Property and equipment	204,099
Other assets	18,565

Total assets acquired	$1,349,917

Accounts payable	$161,406
Accrued expenses	305,000
Deferred revenue	204,070
Bank debt	1,105,356
Capital lease obligations	56,849

Total liabilities assumed	$1,832,681

Net assets acquired	$(482,764)

The purchase price has been calculated as follows:
Purchase price paid on the Closing Date	$570,000
Note receivable from former ITG shareholders per terms of the Stock Purchase Agreement	(302,764)

Adjusted purchase price	$267,236

Excess of the purchase price over the net assets acquired (Goodwill)	$750,000

The following pro forma information presents the Company’s revenues, net loss and loss per share as if the acquisition of ITG had occurred on the first day of the fiscal year presented below:

	Three months ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenue	$1,439,638	$1,478,969	$4,439,733	$4,259,648
Loss from continuing operations	$(247,918)	$(184,192)	$(781,311)	$(1,087,784)
Net loss	$(221,344)	$(94,847)	$(644,210)	$(876,260)
Net loss per share — basic and diluted	$(0.05)	$(0.02)	$(0.14)	$(0.18)
The pro forma supplemental information is not necessarily indicative of actual results had the acquisition occurred on the first day of the respective period, nor is it necessarily indicative of future results. The pro forma supplemental information does not reflect potential synergies, integration costs, or other costs or savings.
Pursuant to the terms of the ITG acquisition, $105,000 of the cash consideration was deposited into an escrow account in accordance with an Escrow Agreement to assure that there are funds available to satisfy indemnification obligations in respect of any amounts payable by ITG pursuant to a claim by the

New York State Insurance Fund for non-payment of workers’ compensation premiums and in respect of any outstanding accounts receivable that are not collected in full within 240 days of the Closing Date.
ITG also entered into a two-year Employment Agreement (the “Employment Agreement”) with John Torrens. Under this Employment Agreement, Mr. Torrens will be employed as President of ITG, is entitled to receive an annual base salary of $200,000 and is entitled to certain other benefits. The Employment Agreement contains non-competition, non-solicitation and confidentiality provisions.
The Company is currently exploring alternatives to ITG’s corporate structure concerning non-compliance issues regarding the practice of certain licensed professions in the State of New York. If a change in professional practice structure is deemed necessary, the Company will take all appropriate measures to assure compliance on a timely basis. Revenues derived from services performed by these licensed professionals approximate 23% of total revenues.
Subsequent to the Closing Date, the Company paid off ITG’s line of credit and a term note payable totaling approximately $1,105,000, including interest.
Revenue Recognition
The Company recognizes revenue for services rendered when there is evidence of billable time expended and recoverability is reasonably assured. Deferred revenue is recorded for federal allocation amounts attributable to special education programs when invoiced and recognized over the applicable program periods.
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
Net Earnings (Loss) Per Share
Basic earnings (loss) per share are computed on the weighted average common shares outstanding. Diluted earnings (loss) per share reflects the maximum dilution from potential common shares issuable pursuant to the exercise of stock options, if dilutive, outstanding during each period. The Company’s net earnings (loss) and weighted average shares outstanding used for computing diluted earnings (loss) per share for continuing operations and discontinued operations were the same as those used for computing basic earnings (loss) per share for the three and nine months ended December 31, 2008 and 2007 because the inclusion of common stock equivalents to the calculation of diluted earnings (loss) per share for continuing operations would be anti-dilutive. Potentially dilutive securities consisting of employee and director stock options to purchase 1,251,000 and 1,236,000 shares as of December 31, 2008 and 2007, respectively, were not included in the diluted net loss per share calculations because their effect would have been anti-dilutive.
Stock Option Plans
The Company follows the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Under these provisions, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the recipient’s requisite service period (generally the vesting period of the grant).
The Company recognized stock-based compensation totaling $21,100 during the nine months ended December 31, 2008 based on the fair value of stock options granted. This expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. At December 31, 2008, all outstanding options to purchase shares are fully vested. However, certain option grants contain disposition restrictions which prohibit the sale of 50% of the shares obtained through the exercise of such awarded options until the first anniversary of the grant date and the remaining 50% of the shares obtained through the exercise of the awarded options until the second anniversary of the grant date.
The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. Under this method, the average fair value of stock options granted during the nine months ended December 31, 2008 was $0.47 per share. In addition to the exercise price of the awards, certain weighted average assumptions were used to estimate the fair value of stock option grants as follows: expected volatility of 61.7%, expected dividend yield of 0%, risk-free interest rate of 3.18% and an expected option term of 5 years.
The following table summarizes information about stock option activity for the nine months ended December 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at March 31, 2008	1,233,500	$2.12	6.0 years
Granted	45,000	$2.11	10 years
Expired	(27,500)	$2.18	—

Outstanding at December 31, 2008	1,251,000	$2.12	5.5 years	$—

Exercisable at December 31, 2008	1,251,000	$2.12	5.5 years	$—

There were no options outstanding with an exercise price less than the closing price of the Company’s shares of $0.60 as of December 31, 2008. Accordingly, there was no intrinsic value associated with outstanding options at such date. At December 31, 2008, there was no unrecognized compensation cost related to non-vested stock option awards.
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
Results of Operations — Three and Nine Months ended December 31, 2008 and 2007
On September 12, 2008, the Company completed the disposition of its wholly-owned subsidiary, RPM. The financial statements have been reclassified to exclude the operating results of RPM from the continuing operations and account for them as discontinued operations. The following discussion relates only to the Company’s continuing operations, unless otherwise noted.
During the period of September 13, 2008 to December 31, 2008, the Company recognized revenues of $1,687,638 generated by its newly acquired subsidiary, ITG. ITG provides a comprehensive range of services to children with developmental delays and disabilities. Costs of services for this period were $1,192,660, approximately 70.7% of revenue, consisting of payroll and payroll related costs paid to its staff of salaried and per diem clinicians.
Selling, general and administrative expenses for the quarter ended December 31, 2008 increased to $670,230 from $166,597 for the three months ended December 31, 2007 as a result of expenses incurred by ITG’s operations. Excluding ITG’s expenses, corporate selling, general and administrative expenses for the three months ended December 31, 2008 experienced a modest increase over the comparable period in the prior year due to additional accounting fees incurred related to the Final Calculation. During the nine months ended December 31, 2008, the Company recorded stock-based compensation expense of $21,100 in accordance with the provisions of SFAS 123R for stock options granted during the period. By comparison, stock-based compensation expense of $285,000 was recorded during the nine months ended December 31, 2007.
Interest income for the three and nine months ended December 31, 2008 was $27,200 and $104,906, respectively. Interest income for the three and six months ended December 31, 2007 was $87,252 and $267,652, respectively. The dramatic decrease in interest income was a result of declining cash balances available for investment and a shift to more conservative investments which produced lower yields.
As a result of the sale of RPM, the Company recognized a gain of $90,513 for book purposes.
Liquidity and Capital Resources
At December 31, 2008, the Company had working capital of $4,909,485 as compared to working capital of $6,226,063 at March 31, 2008. The Company believes that it has sufficient cash resources and working capital to meet its present cash requirements.
During the nine months ended December 31, 2008, net cash used in operating activities was $433,737, primarily due to the Company’s operating loss offset by stock-based compensation expense of $21,100 and the gain on the sale of RPM of $90,513.
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

Future minimum lease payments under non-cancelable capital and operating leases and subleases, exclusive of future escalation charges, for the remainder of the fiscal year ending March 31, 2009 and fiscal years ending thereafter are as follows:

	Capital	Operating
	Leases	Leases
2009	$5,381	$48,000
2010	21,523	182,000
2011	21,523	116,000
2012	8,004	84,000
2013 and thereafter	—	60,000

Total minimum lease payments	56,431	$490,000

Less: Amounts representing interest	(6,568)

Present value of minimum lease payments	49,863
Less: Current portion	(17,651)

Long-term portion of capital leases	$32,212

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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141, which the Company previously adopted. SFAS 141R revises the standards for accounting and reporting of business combinations. In summary, SFAS 141R requires the acquirer of a business combination to measure, at fair value, the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions. SFAS 141R applies to all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe that the adoption of this statement on April 1, 2009 will have a material effect on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and noncontrolling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.
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
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this Report. As of the end of the fiscal quarter ended December 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings.
(b) Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting identified by the Company’s evaluation in connection with the preparation of this Form 10-Q.
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

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
(a)	Annual Meeting of Shareholders, October 15, 2008

(b)	Directors to serve one year terms:

Gary Gelman Edward M. Elkin, M.D. Peter Gutmann Joseph Looney

(c)	Election of Directors. Management nominees for election to the Board of Directors were reelected as directors of the Company to serve until their respective successors are duly elected and qualified as follows:

Gary Gelman	4,659,422 for	54,474 withheld
Edward M. Elkin, M.D.	4,685,422 for	34,474 withheld
Peter Gutmann	4,685,422 for	34,474 withheld
Joseph Looney	4,685,422 for	34,474 withheld
Item 6. Exhibits.

Exhibit 31.1	Section 302 Principal Executive Officer Certification

Exhibit 31.2	Section 302 Principal Financial Officer Certification

Exhibit 32.1	Section 1350 Certification

Exhibit 32.2	Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CLAIMS EVALUATION, INC.
Date: February 13, 2009	By:	/s/ Gary Gelman
Gary Gelman
Chairman of the Board, President and Chief Executive Officer

Date: February 13, 2009	By:	/s/ Gary J. Knauer
Gary J. Knauer
Chief Financial Officer, Treasurer and Secretary