Form 10-K
period 2009-03-31
AMERICAN CLAIMS EVALUATION INC
filed 2009-06-25
CIK 774517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-14807
AMERICAN CLAIMS EVALUATION, INC.
(Exact name of registrant in its charter)

New York	11-2601199
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jericho Plaza, Jericho, NY	11753
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (516) 938-8000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01	NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates was $763,047, based on the price at which the common stock was last sold on the NASDAQ Capital Market as of September 30, 2008.
The number of shares outstanding of the registrant’s common stock as of June 24, 2009 was 4,754,900.
DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I
Note: As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “our Company” or any derivative thereof, shall mean American Claims Evaluation, Inc. and its subsidiary, Interactive Therapy Group Consultants, Inc.
Item 1. Business.
American Claims Evaluation, Inc. was incorporated in the State of New York and commenced operations in April 1982. Through March 31, 2008, we provided a full range of vocational rehabilitation and disability management services designed to maximize injured workers’ abilities in order to reintegrate them into their respective communities through our wholly owned subsidiary, RPM Rehabilitation & Associates, Inc. (“RPM”).
During the year ended March 31, 2008, we had entered into a non-binding letter of intent to sell all of the outstanding shares of stock of RPM. Accordingly, the results of RPM’s operations were classified as discontinued operations and except where specific discussions of RPM are made, all financial information presented in this Annual Report excludes RPM for all periods presented.
Subsequently, on September 12, 2008, we sold RPM for a purchase price of $150,000 in cash, plus an additional purchase price of up to $150,000 in cash contingent upon the future net earnings of RPM calculated over the five-year period after the closing of the transaction. Through March 31, 2009, no additional consideration has been earned.
On September 12, 2008, we acquired all of the issued and outstanding shares of Interactive Therapy Group Consultants, Inc. (“ITG”) for $570,000 in cash on the closing date of the transaction. As a result of subsequent purchase price adjustments and the return of funds from escrow, the resulting net purchase price was reduced to $174,632. We had been seeking an acquisition to transition into a new line of business. ITG possesses an opportunity to grow organically in its industry and through the potential for add-on acquisitions.
ITG provides a comprehensive range of services to children with developmental delays and disabilities in New York State and has developed a reputation for providing well-rounded therapeutic solutions. We work in individual or group settings, in home environments or in centers (such as day care or schools). With this acquisition, we now operate in the following three main areas of clinical services and program development:
•	Early Intervention Programs — services to children from birth through two years of age.

•	Preschool Programs — services to children from the ages of three to five years of age.

•	School Staffing — services to school-age children.
Description of Services
Early Intervention (“EI”) Programs
Children with disabilities from birth to two years old are eligible for services under Part C of the Federal Individuals with Disabilities Education Act (“Part C”). Each state administers its Part C program as they see fit. Children in the EI program may be referred into the program by a parent, physician, day care worker or other qualified individual and receive a level of services appropriate to their disability or developmental delay. All resident children are entitled to a comprehensive evaluation that assesses their developmental levels. Children who meet the qualifying criteria for services are eligible for any or all of the following: speech-language pathology, physical therapy, occupational therapy, special instruction, vision therapy, social work and counseling. We contract with county governments throughout New York to evaluate and treat children in the EI system.
We offer the following EI services under contracts to various counties based on New York State Health Department approval:
• Core Evaluations: A team of providers evaluates a child in the following five developmental areas: physical, cognitive, communication, social-emotional, and adaptive behavior. If the child meets the qualifying criteria, then he/she is referred for direct services.
• Supplemental Evaluations: A specialized provider evaluates a child for a particular area of developmental need based on a referral. If the child meets the qualifying criteria, then he/she is referred for direct services.
• Home/Community Based Services: Direct EI services based on a child’s Individualized Family Service Plan (“IFSP”) are delivered by appropriately qualified personnel in the child’s natural environment. Services may include speech-language therapy, occupational therapy, physical therapy, special instruction and/or psychology services.
• Parent/Child Groups: Group EI services based on a child’s IFSP are delivered by appropriately qualified personnel in the child’s natural environment.
• Family Training: Parents and caregivers are taught about the child’s condition and assisted in embedding the child’s goals into everyday routines. Services are based on a child’s IFSP and are delivered by appropriately qualified personnel.
Preschool Programs:
Children with disabilities from three to five years old are eligible for services under the state’s education law. ITG is approved as a special education school under Section 4410 of the New York State Education Law (“NYSED”) to provide special education and related services. We contract with county governments to provide comprehensive Multi-Disciplinary Evaluations (“MDEs”) for school districts. Children who meet the qualifying criteria may receive on-going services including those provided by Special Education Itinerant Teachers (“SEIT”), speech-language pathologists, physical therapists, occupational therapists, and psychologists.
We offer the following preschool services under contracts with various counties based on NYSED approval:
• MDEs: A team of providers evaluates a child for any identified areas of concern upon referral from a school district. Every evaluation must include a psychological battery as well as a social history and may include any or all of the following: gross motor, fine motor, cognitive, communication, social-emotional, audiological, and adaptive behavior. If the child meets any of the qualifying criteria, then he/she is referred for direct services, which are decided at an Individualized Education Plan (“IEP”) meeting.
• Supplemental Evaluations: A specialized provider evaluates a child in a particular area of need based on a referral. If the child meets the qualifying criteria, then he/she is referred for direct services.
• Related Services: Direct services based on a child’s IEP are delivered by appropriately qualified personnel in a home or preschool setting. Services may include speech-language therapy, occupational therapy and/or physical therapy.

• SEIT: An appropriately qualified special education teacher will supplement related services in the home or preschool setting. This is the only service that we provide on a tuition basis. All other services are provided on a fee-for-service basis.
School Staffing Programs:
School-age children with disabilities or delays may qualify for a host of special education and related services, which are the responsibility of the school district. Because these services are mandated, districts are required to provide them. When a district cannot provide the required service using their own personnel resources, they must contract with vendors to provide them. We contract with districts and individual schools needing to complement their resources to provide speech-language pathologists, physical therapists, occupational therapists, special education teachers, special education coordinators and psychologists. Our school staffing services range in scope from a few hours per week of a specific service to the outsourcing of an entire special education department/function, including coordination, compliance, and professional development services.
The Company had four customers that represented 19%, 15%, 14% and 11% of revenues for the year ended March 31, 2009.
Sales and Marketing
ITG’s President, our regional directors and our regional team leaders establish and maintain relationships with customers. To supplement their efforts, we use targeted marketing programs, including direct mail to our customer contacts and to members of professional organizations; public relations activities; participation in trade shows; newsletters and ongoing customer communication programs.
Competition
The market for our services is large, fragmented and highly competitive. We expect these characteristics to persist for the foreseeable future based on the following factors: the expected growth of this market, the increasing demand for highly skilled licensed professionals and the relatively low barriers to entry. Certain of our competitors are substantially larger, have greater financial resources and increased access to licensed professionals. However, with a relatively low market share in relation to the entire market for our services, we believe there is room to grow and capture additional market share.
Regulatory Matters
The services that we provide are subject to a variety of local, state and federal governmental regulations. The individuals that we utilize to provide our services are subject to licensing and certification requirements and regulations with respect to their respective professions and their interaction with children.
We are currently exploring alternatives to ITG’s corporate structure concerning non-compliance issues regarding the practice of certain licensed professions in the State of New York. If a change in professional practice structure is deemed necessary, we will take all appropriate measures to assure compliance on a timely basis. Revenues derived from services performed by these licensed professionals approximate 23% of total revenues for the year ended March 31, 2009.
In addition, our financial reporting, corporate governance , public disclosure and compliance practices are governed by laws, such as the Sarbanes-Oxley Act of 2002 (“SOX”) and rules and regulations issued by the Securities and Exchange Commission (“SEC”).

Employees
As of March 31, 2009, we had 153 employees of which 68 were full-time and 85 were per diem. Of these full-time employees, we have two employees at our executive office in Jericho, New York and three employees at ITG’s headquarters in East Syracuse, New York. ITG employs 18 people in East Syracuse, New York, 13 in New York, New York, 19 in Rochester, New York and 13 in Amherst, New York.
To maintain good employee relations and to minimize employee turnover, we offer competitive pay and provide a full range of employee benefits. We believe that our relationship with all of our employees is generally good.
Item 1A. Risk Factors.
Forward-Looking Statements
This Form 10-K contains “forward-looking statements” including statements concerning the future of our industry, business strategy, continued acceptance of our services, market growth, and dependence on significant customers. These statements can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K. We are a “smaller reporting” company as defined by Regulation S-K and, as such, we are not required to provide the information contained in this Item pursuant to Regulation S-K. Accordingly, the risks described in this Form 10-K are not intended to be all-inclusive and are not the only risks that we face. Additional risks and uncertainties, not currently known to us or that do not currently appear to be material, may also materially adversely affect our business, financial condition and/or operating results in the future. The risk factors noted below and other factors noted throughout this Form 10-K could cause our actual financial condition or results to differ significantly from those contained in any forward-looking statement.
We may not be able to comply with all applicable government regulations.
Legislation has been introduced in the New York State Senate to amend the New York Education Law in relation to the practice of licensed professionals by EI companies and their employees and to repeal certain provisions of such related law thereto which currently prohibit corporate practice of certain licensed professions. Currently, most EI providers in New York State, including our Company, are not in compliance with the existing laws governing the practice of these licensed professions. This pending legislation attempts to reconcile conflicting provisions of the New York Education Law and New York Public Health Law which contemplates that EI companies be organized to provide a full range of EI program services. We cannot assure that such pending legislation will be enacted into law and that we will be in substantial compliance with current laws and regulations.
We also cannot assure that we will be able to comply with any future laws and regulations. To the extent that new regulations are adopted, we will be required to conform our activities in order to comply with such regulations. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, as well as potential criminal sanctions, which could have a material adverse effect on its business, operations and finances.
The industry in which we operate is highly competitive and has relatively low barriers to entry. Increased competition could result in margin erosion and loss of market share.
Our competitors include professional firms, privately held companies, schools and not-for-profit organizations and associations. Many of our existing competitors have greater financial resources, larger market share, broader and more diverse professional staffs and/or lower cost structures than we do -

which may enable them to establish a stronger competitive position than we have. If we fail to address competitive developments quickly and effectively, it may affect our ability to maintain our current market share and/or to expand our business.
We are dependent on our professional staff and we need to hire and retain skilled personnel to sustain and grow our business.
Our success in recruiting and hiring large numbers of highly-skilled, licensed or otherwise authorized individuals to offer the multi-disciplinary services required is critical to providing high quality services. We cannot assure you we will be able to attract and retain the personnel necessary for the continuing growth of our business. Our inability to attract and retain qualified personnel could materially adversely affect our ability to maintain and grow our business significantly.
Our growth strategy assumes that we will make targeted strategic acquisitions.
A key feature of our growth strategy is strategic acquisitions. We may not be able to maintain our current rate of growth. If we fail to execute on this strategy, our revenues may not increase and our ability to achieve and sustain profitability will be impaired.
An acquisition strategy is inherently risky. Some of the risks we may face in connection with acquisitions include: identifying appropriate targets; obtaining necessary financing in an efficient and timely fashion; negotiating terms that we believe are reasonable; integrating the operations, technologies, products and personnel of the acquired entities; and maintaining our focus on our existing business.
We may not be able to identify any appropriate targets or acquire them on reasonable terms. Even if we make strategic acquisitions, we cannot assure investors that our future acquisitions will be successful and will not adversely affect our business, results of operations or financial condition.
We may not be able to achieve or maintain profitability.
We have incurred continuing operating losses and may not be able to achieve or maintain profitability on a quarterly or annual basis. Our ability to achieve or maintain profitability depends on a number of factors, including our ability to: grow our business through new contracts and market penetration, attract and hire additional licensed professionals, improve our operating margins and consummate one or more additional acquisitions.
Our business is subject to the risk of customer concentration.
Our revenue is concentrated within a limited number of clients throughout New York State; municipalities within New York State provide substantial and significant revenue. The continuation and renewal of our contracts are, among other things, contingent upon the availability of adequate Federal pass-through funding from the U.S. government. The loss or significant reduction in government funding as a result of current constraints on the U.S. budget could result in a material decrease in our revenues, earnings and cash flows. This concentration of customers may also impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions in New York State.
Additionally, since most of our revenue is generated under our contracts with municipalities within New York State, the non-renewal of any contracts or non-payment or significant delay in payment of invoices by any or all of such clients would likely have a material adverse effect upon our business.
The Company had four customers that represented 19%, 15%, 14% and 11% of revenues for the year ended March 31, 2009.

Our operating results are materially impacted by the seasonality of our business.
Our business is impacted by seasonality with respect to the school year. We anticipate that our revenue will be at its lowest in the second quarter of our fiscal year (which include the months of July and August) when schools are traditionally not in session. During this period, we are faced with paying salaries for full time staff that will be under-utilized. In addition, the timing of family vacations during the summer months also complicates the scheduling of services for EI services and for preschool children. As such, we recognize that the results of operations for the second quarterly period of our fiscal year may not be indicative of the results for any other quarter or for the full year.
Our investment in recorded goodwill resulting from our acquisition could be impaired as a result of future business conditions, requiring us to record substantial write-downs that would reduce our operating income.
We have goodwill and intangible assets of $750,000 recorded on our balance sheet as of March 31, 2009. We will evaluate the recoverability of recorded goodwill annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Changes in our operating performance or business conditions, in general, could result in an impairment of goodwill which could be material to our results of operations.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our shares.
As of March 31, 2009, based on current requirements and our public float, we were not required to comply with the requirements of Section 404 of SOX (“SOX 404”) which require our independent auditors to opine on the effectiveness of our internal controls over financial reporting. Under current law, and our current public float, we expect to be subject to this requirement for our fiscal year ending March 31, 2010. If we fail to correct any deficiencies in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and adversely impact the trading price of our common stock.
Our common stock could be delisted from the NASDAQ Capital Market.
Recently, the price of our common stock, par value $.01 (the “Shares”), has been trading below $1.00 per share. If the price of our Shares declines below $1.00 per share for 30 consecutive trading days, we may fail to meet NASDAQ’s maintenance criteria, which may result in the delisting of our Shares from the NASDAQ Capital Market. NASDAQ has recently announced that it is suspending its $1.00 minimum closing bid price rule until July 20, 2009.
In the event of such delisting, trading, if any, in our Shares may then continue to be conducted in the non-NASDAQ over-the-counter market in what are commonly referred to as the electronic bulletin board and the ''pink sheets.’’ As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our Shares. In addition, we would be subject to a rule promulgated by the SEC that, if we fail to meet criteria set forth in such rule, imposes various requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to the sale. Consequently, the rule may have a material adverse effect on the ability of broker-dealers to sell our securities, which may materially affect the ability of shareholders to sell our securities in the secondary market.
A delisting from the NASDAQ Capital Market will also make us ineligible to use Form S-3 to register a future sale of our Shares or to register the resale of our securities with the SEC, thereby making it more difficult and expensive for us to register our Shares or other securities and raise additional capital.
The price of our Shares has reflected a great deal of volatility, including a significant decrease over the past few years. The volatility may mean that, at times, our stockholders may be unable to resell their Shares at or above the price at which they acquired them.
From April 1, 2007 to March 31, 2009, the price per share of our Shares has ranged from a high of $2.23 to a low of $0.23. The price of our Shares has been, and may continue to be, highly volatile and subject to wide fluctuations. The market value of our Shares has declined in the past, in part, due to our operating performance. In the future, broad market and industry factors may decrease the market price of our Shares, regardless of our actual operating performance. Recent declines in the market price of our Shares and in broad capital markets could affect our access to capital. As a result of any such declines, many shareholders have been or may become unable to resell their Shares at or above the price at which they acquired them.
Changes to financial accounting standards may affect our reported results of operations.
We prepare our financial statements to conform to United States generally accepted accounting principles (“GAAP”). GAAP is subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions that were completed before a change is announced. Accounting rules affecting many aspects of our business, including rules relating to accounting for acquisitions, asset impairments, revenue recognition, and stock option grants, have recently been revised or are currently under review. Changes to those rules or current interpretation of those rules may have a material adverse effect on our reported financial results or on the way we conduct our business.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Our executive offices are located in Jericho, New York where we lease office space under a seven-year non-cancelable operating sublease with American Para Professional Systems, Inc. (“APPS”), an entity under the control of our Company’s Chairman of the Board, which expires on November 30, 2011. Basic rent under the sublease has been established as a pass-through with our cost being fixed at a cost equal to the pro-rated rent payable for the subleased space by APPS to the building’s landlord.
ITG leases regional operating offices in the following cities in New York: East Syracuse, New York City, Rochester and Amherst. The terms of these leases range from two to five years.
We believe that, in general, our existing facilities are adequate to meet our present needs. We believe that if we were unable to renew a lease on any of our facilities, we could find alternative space at competitive market rates and relocate our operations to such new location without any disruption to our business.

Item 3. Legal Proceedings.
We are not engaged in any litigation.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2009.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Shares trades on the NASDAQ Capital Market under the symbol “AMCE”.
The following table sets forth the range of high and low sales prices for our Shares for each quarter during the period April 1, 2007 through March 31, 2009:

	High	Low
Fiscal 2008:
Quarter ended June 30, 2007	$2.23	$1.63
Quarter ended September 30, 2007	$1.94	$0.85
Quarter ended December 31, 2007	$1.64	$0.76
Quarter ended March 31, 2008	$0.93	$0.62
Fiscal 2009:
Quarter ended June 30, 2008	$1.69	$0.77
Quarter ended September 30, 2008	$1.35	$0.65
Quarter ended December 31, 2008	$1.00	$0.29
Quarter ended March 31, 2009	$1.00	$0.23
The number of holders of our Shares was approximately 426 on June 24, 2009, computed by the number of record holders, inclusive of holders for whom Shares are being held in the name of brokerage houses and clearing agencies.
Dividends
We have never paid a cash dividend and do not presently anticipate doing so in the foreseeable future, but expect to retain earnings, if any, for use in our business.
Recent Sales of Unregistered Securities
None.
Use of Proceeds
Not applicable.
Company Purchases of its Equity Securities
During the year ended March 31, 2009, we purchased 6,900 Shares for an aggregate price of for an aggregate purchase price of $5,432 in private transactions.

Item 6. Selected Financial Data.
We are a “smaller reporting company” as defined by Regulation S-K and, as such, we are not required to provide the information contained in this item pursuant to Regulation S-K.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Critical Accounting Policies and Estimates
We make estimates and assumptions in the preparation of our consolidated financial statements in conformity with GAAP. We evaluate these estimates on an ongoing basis. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities. Actual results may differ significantly from those estimates under different assumptions and conditions. (See Forward-Looking Statements in Item 1A). We consider the following accounting policies to be the most critical due to the estimation process involved in each.
Allowance for Doubtful Accounts
We monitor collections and payments and maintain an allowance for doubtful accounts based upon our understanding of ITG’s historical experience and any specific collection issues that we have identified. While such credit losses have been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that were experienced in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of various governmental entities. Changes to the estimated allowance for doubtful accounts could be material to our results of operations and financial condition.
Accounting for Stock-Based Compensation
We have used and expect to continue to use the Black-Scholes option pricing model to compute the estimated fair value of stock-based awards. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility by considering the historical volatility of our stock and our expectations of volatility for the expected term of stock-based compensation awards. As a result, if other assumptions or estimates had been used for options granted, stock-based compensation expense that was recorded could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.
Impairment of Goodwill
As of March 31, 2009, our goodwill totaled $750,000. We will perform an assessment of goodwill at least annually for impairment and any such impairment will be recognized in the period identified. In assessing the recoverability of goodwill and other intangibles, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to our results of operations.

Results of Operations
During the year ended March 31, 2008, we entered into a non-binding letter of intent to sell all of the outstanding shares of stock of RPM. Accordingly, the results of operations of RPM were classified as discontinued operations and except where specific discussions of RPM are made, all financial information presented in this Annual Report excludes RPM for all periods presented.
On September 12, 2008, we closed on the sale of RPM for a sales price of $150,000 in cash, plus additional proceeds up to $150,000 in cash contingent upon the future net earnings of RPM calculated over the five-year period after the closing of the transaction. Through March 31, 2009, no additional consideration has been earned. As a result of the sale of RPM, the Company recorded a gain of $90,513 during the year ended March 31, 2009.
On September 12, 2008, we acquired all of the issued and outstanding shares of ITG for $570,000 in cash on the closing date of the transaction. As a result of subsequent purchase price adjustments and the return of funds from escrow, the resulting net purchase price was $174,632. ITG provides a comprehensive range of services to children with developmental delays and disabilities. We had been seeking an acquisition to transition into a new line of business. ITG possesses an opportunity to grow organically in its industry and through the potential for add-on acquisitions.
During the period from September 13, 2008 to March 31, 2009, we recognized revenues of $3,320,926 generated by ITG. Costs of services for this period were $2,321,431, approximately 69.9% of revenue, consisting of payroll and payroll related costs paid to our staff of salaried and per diem clinicians.
Selling, general and administrative expenses for the year ended March 31, 2009 (“Fiscal 2009”) increased to $1,804,312 from $990,113 for the year ended March 31, 2008 (“Fiscal 2008”) as a result of expenses incurred by ITG’s operations. Excluding ITG’s expenses, corporate selling, general and administrative expenses for Fiscal 2009 decreased approximately $233,104 from Fiscal 2008. During Fiscal 2009, we recorded stock-based compensation expense of $21,100 in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) Statement No. 123R (revised 2004), Share-Based Payment (“SFAS 123R”) for stock options granted during the period. By comparison, stock-based compensation expense of $285,000 was recorded during Fiscal 2008.
Interest income was $115,296 and $331,027 during Fiscal 2009 and Fiscal 2008, respectively. Interest income declined dramatically in Fiscal 2009 as a result of the decrease in cash due to the acquisition of ITG and the payment of ITG’s outstanding bank debt subsequent to the acquisition as well as declining interest rates.
We acquired ITG for $570,000 in cash on September 12, 2008. Under the terms of the purchase agreement, the purchase price was subject to adjustment based on the final determination of the tangible net worth of ITG on the closing date of the acquisition (the “Final Calculation”). Based on the Final Calculation, the purchase price was reduced by $374,785. Of this amount, $170,715 was repaid by the former ITG shareholders subsequent to March 31, 2009. Since the collectability of the remaining balance is in question, we recorded a reserve of $204,070 for this uncollectible balance in Other Income/(Expense) in the Consolidated Statements of Operations during the fourth quarter of Fiscal 2009. We will continually monitor the collectability of this receivable.
We evaluate the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. We believe it is more likely than not that the deferred tax assets will not be realized. As of March 31, 2009, we had net operating loss carryforwards of approximately $3,289,000 which will be available to reduce future taxable income which expire in various years ending through March 31, 2029.

Liquidity and Capital Resources
Our unrestricted cash and cash equivalents totaled $4,143,445 at March 31, 2009. On September 12, 2008, we purchased ITG using a portion of our existing cash and cash equivalents for a purchase price of $570,000. Subsequent to the acquisition date, we paid off ITG’s line of credit and a term note payable totaling approximately $1,105,000, including interest.
Our primary source of cash is existing cash resources. At March 31, 2009, we had working capital of $4,559,015 as compared to working capital of $6,226,063 at March 31, 2008. We believe that we have sufficient cash resources and working capital to meet our present cash requirements.
During Fiscal 2009, net cash used in operating activities of continuing operations was $566,716, primarily due to our operating loss from continuing operations of $895,617, offset by a provision for an uncollectible receivable of $204,070 and depreciation and amortization of $73,923.
During Fiscal 2009, we used $432,229 in our investing activities, which consisted primarily of $570,000 of cash used to acquire ITG offset by $149,391 representing the proceeds from the sale of RPM.
Our financing activities in Fiscal 2009 used a total of $1,122,039 which was comprised of $1,105,000 to pay down ITG’s bank debt and $11,251 for payments of our capital lease obligations. We also used $5,432 in Fiscal 2009 to repurchase 6,900 Shares in private transactions.
On September 13, 2008, the President of ITG, entered into a two-year employment agreement with ITG. He is entitled to receive an annual base salary of $200,000 and is entitled to certain other benefits. The employment agreement contains non-competition, non-solicitation and confidentiality provisions.
We are currently exploring alternatives to ITG’s corporate structure concerning non-compliance issues regarding the practice of certain licensed professions in the State of New York. If a change in professional practice structure is deemed necessary, we will take all appropriate measures to assure compliance on a timely basis. Revenues derived from services performed by these licensed professionals approximate 23% of total revenues during Fiscal 2009.
Future minimum lease payments under non-cancelable capital and operating leases and subleases, exclusive of future escalation charges, are as follows:

	Capital	Operating
	Leases	Leases
2010	$21,523	$202,000
2011	21,523	135,000
2012	8,004	84,000
2013	—	55,000
2014	—	5,000

Total minimum lease payments	51,050	$481,000

Less: Amounts representing interest	(5,453)

Present value of minimum lease payments	45,597
Less: Current portion	(18,051)

Long-term portion of capital leases	$27,546

While we have not experienced any significant impact from the general slowdown of the economy or current global credit crisis, continuing economic deterioration could have a negative impact on our net revenues and operating results in future periods.

We continue to review strategic alternatives for maximizing shareholder value. Potential acquisitions will be evaluated based on their respective merits. We believe that we have sufficient cash resources and working capital to meet our capital resource requirements for the foreseeable future.
Credit Risk
Service revenue is concentrated within a limited number of clients throughout New York State; municipalities within New York State provide substantial and significant revenue to our Company. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions in New York State.
Seasonality
Our business is moderately seasonal in nature based on the timing of the school year. Accordingly, our second fiscal quarter, which includes two full months during which schools are not in session (July and August), is the quarter in which we will achieve our lowest volume of revenues.
Interest Rate Risk
Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold U.S. Treasury securities or money market funds, we may be exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve.
Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Recently Issued Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which changes how business acquisitions are accounted. SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS 141R is effective for business combinations occurring after December 15, 2008. The adoption of this standard did not have a material effect on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and noncontrolling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard did not have a material effect on our consolidated financial statements.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”) with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS 157-3 clarifies the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FSP FAS 157-3 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS 157-3 did not have a material effect on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
We are a “smaller reporting company” as defined by Regulation S-K and, as such, are not required to provide the information contained in this item pursuant to Regulation S-K.
Item 8. Financial Statements and Supplementary Data.
The financial statements required by this Item are set forth at the pages indicated in Item 13 on page 22 of this Annual Report.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A(T). Controls and Procedures.
a). Disclosure Controls and Procedures.
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
b). Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the principal executive officer and principal financial officer, and effected by the board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and the directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.
Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was effective as of March 31, 2009.
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
This Annual Report does not include an attestation report of our current independent registered public accounting firm regarding internal control over financial reporting.
c). Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting. We have excluded from this assessment the internal control over financial reporting of ITG, which we acquired in September 2008. The total net assets and net revenue of ITG represented $1.4 million and $3.3 million, respectively, of the total consolidated total assets and net revenues for the year ended March 31, 2009.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The executive officers and directors of our Company are as follows:

Name	Age	Position(s) with the Company
Gary Gelman	62	Chairman of the Board, President and Chief Executive Officer
Gary J. Knauer	49	Chief Financial Officer, Treasurer and Secretary
Edward M. Elkin, M.D.	70	Director
Peter Gutmann	80	Director
Joseph Looney	51	Director

Gary Gelman, the founder of our Company, has been Chairman of the Board since July 1, 1985 and President, Chief Executive Officer and a director since inception. Mr. Gelman served as Treasurer from inception to October 1991. Since 1973, Mr. Gelman has also been Chief Executive Officer and a principal of American Para Professional Systems, Inc. (“APPS”), which provides nurses who perform physical examinations of applicants for life and/or health insurance for insurance companies. He received a B.A. from Queens College, City University of New York.
Gary J. Knauer joined our Company as its Controller in July 1991 and has served as Chief Financial Officer and Treasurer since October 1991 and as Secretary since March 1993. Before joining the Company, he was employed from October 1984 to June 1991 by the accounting firm of KPMG LLP. He is a Certified Public Accountant and holds a B.S. from the State University of New York at Binghamton. Since February 1994, Mr. Knauer also has served as Chief Financial Officer of APPS.
Edward M. Elkin, M.D. has been a director of our Company since July 1, 1985. He is currently a health program consultant. Previously, Dr. Elkin had been performing services relating to utilization review and quality assurance in hospitals for the New York State Department of Health. He is certified by the American Board of Pediatrics and the American Board of Quality Assurance and Utilization Review Physicians. He received his B.A. from Harvard College and his M.D. from New York University School of Medicine.
Peter Gutmann has been a director of our Company since July 1, 1985. For more than the past twenty years, he has been a Professor of Economics and Finance at Baruch College, City University of New York and was Chairman of the Economics and Finance Department from 1971 to 1977. He received a B.A. from Williams College, a B.S. from Massachusetts Institute of Technology, an M.A. from Columbia University and a PhD. from Harvard University.
Joseph Looney has been a director of our Company since June 14, 2005. He is currently the Vice President — Finance for NBTY, Inc., a vertically integrated manufacturer and distributor of vitamins and nutritional supplements. He was the Chief Financial Officer of EVCI Career College Holding Corp. from October 2005 to May 2006. Previously, he had been the Chief Financial Officer and Secretary of Astrex, Inc., a distributor of electronic components, since 2002. From 1996-2002, he was the Chief Financial Officer, V.P. of Finance and Assistant Secretary of Manchester Technologies, Inc., a network integrator and reseller of computer products. From 1984 to1996, he was employed by the accounting firm of KPMG LLP. He is a Certified Public Accountant and has a B.A. from Queens College, City University of New York and an M.S. from Long Island University. Since 1996, Mr. Looney has also been an Adjunct Professor of Accounting and Business Law at Hofstra University.
The directors are elected at the Annual Meeting of Shareholders and hold office until the next Annual Meeting of Shareholders and until their respective successors have been elected and qualified or until their prior death, resignation or removal. Executive officers are elected annually by, and serve at the discretion of, the Board of Directors (the “Board”).
We have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. Messrs. Elkin, Gutmann and Looney are the members of the Audit Committee. The Board has determined that Mr. Looney is (i) the “audit committee financial expert”, as defined in regulations adopted pursuant to SOX and (ii) “independent” in accordance with rules promulgated under the Exchange Act.

Code of Ethics
We adopted a Code of Ethics (the “Code of Ethics”) that applies to our Chief Executive Officer, Chief Financial Officer, directors and employees. Any amendments or waivers to the Code of Ethics will be promptly disclosed as required by applicable laws, rules and regulations of the SEC. The Code of Ethics was filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004.
Section 16(a) Beneficial Ownership Reporting Compliance
Under Federal securities laws, our directors, executive officers and any person holding more than 10% of our Shares are required to report their ownership of our Shares and any changes in that ownership to the SEC on the SEC’s Forms 3, 4 and 5. Based on our review of the copies of such forms we have received, we believe that all officers, directors and owners of greater than 10% of our Company’s equity securities complied on a timely basis with all filing requirements applicable to them with respect to transactions during Fiscal 2009.
Item 11. Executive Compensation.
The following table sets forth all compensation paid or accrued to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (collectively, the “Named Executive Officers”) for each of our last two fiscal years:
SUMMARY COMPENSATION TABLE

	Fiscal			Option	All Other
Name and	Year Ended			Awards	Compensation
Principal Position	March 31,	Salary	Bonus	(1)	(2)	Total
Gary Gelman	2009	$244,311	—	—	$12,020	$256,331
Chairman,	2008	$244,311	—	$285,000	$11,542	$540,853
President and CEO
Gary J. Knauer	2009	$156,008	—	$15,600	$7,541	$179,149
Treasurer,	2008	$144,917	—	—	$7,203	$152,120
Secretary and CFO

(1)	Represents the compensation costs of stock option awards for financial reporting purposes for the fiscal year under SFAS 123R, rather than an amount paid to or realized by the Named Executive Officer. See Note 7 of the Notes to Consolidated Financial Statements for a discussion of the assumptions used in calculating the aggregate grant date fair value computed in accordance with SFAS 123R. There can be no assurance that the SFAS 123R amounts will ever be realized.

(2)	The amounts shown in All Other Compensation include our incremental cost for the provision to the Named Executive Officers of certain specified perquisites as follows:

	Fiscal	Personal Use	401(k)
	Year Ended	of Company	Matching
Named Executive Officer	March 31,	Automobile	Contributions	Total
Gary Gelman	2009	$8,259	$3,761	$12,020
	2008	$8,167	$3,375	$11,542
Gary J. Knauer	2009	$5,150	$2,391	$7,541
	2008	$4,980	$2,223	$7,203

Employment Agreements
Mr. Gelman’s employment agreement with our Company provides for him to be employed as Chairman of the Board and Chief Executive Officer at an annual salary of $238,800, plus sick and vacation pay of approximately $6,000. In addition, Mr. Gelman is entitled to participate in all employee benefit programs and other policies and programs of our Company. Mr. Gelman is not required to devote any specific number of hours to the business of our Company. He is subject to a non-competition and non-disclosure covenant for a period of two years following termination of employment with us.
Compensation Plans
The following describes plans adopted by our Company pursuant to which cash or non-cash compensation was paid or distributed during the years ended March 31, 2009 and 2008 or pursuant to which such compensation may be distributed in the future to the Named Executive Officers:
401(k) Profit Sharing Plans
We currently maintain two 401(k) plans which cover all employees having reached the age of 21 with one or more years of service. Under the terms of these plans, there are vesting requirements with respect to our contributions, but employees are fully vested in their own salary deferral contributions. We do not provide for any other retirement benefit for any of our employees, including executive officers.
Stock Option Plans
In July 1985, our Company’s Board adopted the 1985 Stock Option Plan (the “1985 Plan”). The 1985 Plan had previously expired, except as to options outstanding. During the year ended March 31, 2009, these options expired on their respective expiration dates.
On May 7, 1997, the Board adopted the 1997 Incentive Stock Option Plan (the “1997 Plan”) covering 750,000 Shares. Our shareholders ratified and approved the 1997 Plan in September 1997. There are no remaining options available for grant under the 1997 Plan. The 1997 Plan has expired, except as to options outstanding (consisting of options to purchase 395,000 Shares at March 31, 2009).
On August 25, 2000, the Board adopted the 2000 Incentive Stock Plan (the “2000 Plan”). Our shareholders ratified and approved the 2000 Plan in October 2000. The 2000 Plan permits the granting of options to purchase 750,000 Shares. At March 31, 2009, options to purchase 141,000 Shares were outstanding under the 2000 Plan.
On June 14, 2005, the Board adopted the 2005 Stock Incentive Plan (the “2005 Plan”) covering 1,000,000 Shares. Our Company’s shareholders ratified and approved the 2005 Plan in October 2005. At March 31, 2009, options to purchase 710,000 Shares were outstanding under the 2005 Plan.
On June 20, 2007, the Board adopted the 2007 Stock Incentive Plan (the “2007 Plan”) covering 1,000,000 Shares. Our shareholders ratified and approved the 2007 Plan in October 2007.
At March 31, 2009, options to purchase 1,000,000, 290,000 and 9,000 Shares were available for grant under the 2007 Plan, 2005 Plan and 2000 Plan, respectively.
Under the 2000 Plan, 2005 Plan and the 2007 Plan, either incentive stock options or nonstatutory options may be granted as an incentive to key employees (including directors and officers who are key employees), non-employee directors, independent contractors and consultants of our Company and to offer an additional inducement in obtaining the services of such individuals.
The exercise price of the Shares under each option is determined by a committee appointed by the Board (the “Committee”); provided, however, that the exercise price shall not be less than the fair market value of the Shares on the date of the grant plus 10% for a more than 10% shareholder. The term of each option granted is established by the Committee, in its sole discretion, provided that the term shall not exceed ten years from the date of the grant.
All of our Plans provide that the number of Shares subject thereto and the outstanding options and their exercise prices are to be appropriately adjusted for mergers, consolidations, recapitalizations, stock dividends, stock splits or combinations of shares.
The current Committee appointed by the Board to administer our stock option plans consists of Messrs. Gutmann, Elkin and Looney, all independent directors within the meaning of the Qualitative Listing Rules of the NASDAQ Stock Market. The Board may at any time terminate or from time to time amend or alter any of the existing Plans.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth summary information regarding the outstanding equity awards held by the Named Executive Officers at March 31, 2009:

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
Gary Gelman	250,000	—	$2.56	11/01/10
	250,000	—	$1.94	08/15/15
	300,000	—	$1.97	06/20/17

Gary J. Knauer	25,000	—	$2.50	06/29/09
	25,000	—	$2.56	11/01/10
	50,000	—	$1.80	06/06/12
	30,000	—	$1.70	10/07/13
	50,000	—	$2.24	02/10/15
	20,000	—	$1.94	08/15/15
	25,000 (1)	—	$1.76	02/12/17
	20,000 (1)	—	$1.63	10/15/18

(1)	These options, as well as all other options listed, are fully vested. However, the option grants contain disposition restrictions which prohibit the sale of 50% of the awarded options until the first anniversary of the grant date and the remaining 50% of the awarded options until the second anniversary of the grant date.
The closing price of our Shares on March 31, 2009 was $0.69 per share.

Director Compensation
Each director who is not a salaried employee receives an annual retainer of $1,000 and a uniform fee of $500 for each Board meeting and/or Audit Committee meeting attended in person. In addition, Mr. Looney receives an additional fee of $500 per Audit Committee meeting attended in person as the “audit committee financial expert” serving on our Audit Committee.
Director compensation in Fiscal 2009 was as follows:

	Fees Earned or
	Paid in Cash	Total
Name	($)	($)
Peter Gutmann	$2,500	$2,500
Edward Elkin, M.D.	$2,500	$2,500
Joseph Looney	$3,500	$3,500

(1)	As of March 31, 2009, the aggregate number of option awards outstanding for Messrs. Elkin, Gutmann and Looney are 81,000, 75,000 and 20,000 Shares, respectively.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table and notes thereto set forth information regarding the beneficial ownership of our Shares as of June 24, 2009 by (i) each person known by us to be the beneficial owner of more than 5% of such voting security, (ii) each current director, (iii) each Named Executive Officer and (iv) all executive officers and directors of our Company as a group. The percentages have been calculated by taking into account all Shares owned on such date as well as all such Shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the Shares owned.

	Amount and Nature
Name and Address	of Beneficial		Percent of
of Beneficial Owner	Ownership (1)(6)		Class (1)
Gary Gelman (2)	3,696,400	(3)	66.5%
The Edward & Michael Gelman 2008 Trust (2)	1,000,000	(3)(4)	21.0%
Peter Gutmann (2)	121,000	(5)	2.50%
Edward M. Elkin, M.D. (2)	81,000		1.70%
Joseph Looney (2)	20,000		(9)
Gary J. Knauer (2)	245,000		4.90%
J. Morton Davis	388,024	(7)	8.12%
Kinder Investments, L.P.	292,500	(8)	6.15%
All executive officers and directors as a group (five persons)	4,163,400		69.67%

(1)	Based on a total of 4,754,900 Shares issued and outstanding as of June 24, 2009. In addition, 1,221,000 Shares which directors and executive officers described in the table have the right to acquire within 60 days of such date pursuant to the exercise of options granted under our stock option plans are included since these are deemed outstanding for the purpose of computing the percentage of Shares owned by such persons in accordance with the provisions of Rule 13d-3(d)(1)(i) promulgated under the Exchange Act.

(2)	Address is c/o American Claims Evaluation, Inc., One Jericho Plaza, Jericho, NY 11753.

(3)	Includes 1,000,000 Shares owned by The Edward & Michael Gelman 2008 Trust (the “Trust”). As investment trustee of the Trust, Mr. Gelman has beneficial ownership of such Shares.

(4)	Mr. Gelman is the investment trustee of the Trust and, as such, has beneficial ownership of the Shares owned by the Trust.

(5)	Includes 4,000 Shares owned by the wife of Mr. Gutmann, as to which beneficial ownership is disclaimed.

(6)	Includes the presently exercisable portions of outstanding stock options (aggregating 1,221,000 Shares) which, in the case of Messrs. Gelman, Gutmann, Elkin, Looney and Knauer are 800,000, 75,000, 81,000, 20,000 and 245,000 Shares, respectively.

(7)	386,924 of these Shares are owned of record by D.H. Blair Investment Banking Corp., whose address is 44 Wall Street, New York, NY (“Blair Investment”). Mr. J. Morton Davis, the sole shareholder of Blair Investment, has reported that Blair Investment’s Shares may be deemed to be beneficially owned by him. Mr. Davis owns 1,100 Shares directly.

(8)	These Shares are owned of record by Kinder Investments, L.P. (“Kinder”), Nesher, LLC, the general partner of Kinder (“Nesher”) and Dov Perlysky, the managing member of Nesher (“Perlysky”). The reporting parties’ business address is 100 Park Avenue, New York, NY. Nesher and Kinder may be deemed to beneficially own 292,500 Shares. Perlysky may be deemed to beneficially own 292,572 Shares, consisting of 292,500 Shares owned directly by Kinder and 72 Shares owned directly by Perlysky’s wife.

(9)	Less than 1%.
Equity Compensation Plan Information

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,246,000	$2.12	1,246,000

Equity compensation plans not approved by security holders	—	N/A	—

Total	1,246,000	$2.12	1,246,000
Item 13. Certain Relationships and Related Transactions, and Director Independence.
We entered into a seven-year non-cancelable operating sublease which expires November 30, 2011 for office space with APPS, an entity under the control of our Chairman of the Board. Basic rent under the sublease has been established as a pass-through with our cost being fixed at a cost equal to the pro-rated rent payable for the subleased space by APPS to the building’s landlord. See “Item 2. Description of Property.”

Director Independence
Our Board consists of Gary Gelman, Peter Gutmann, Edward M. Elkin, M.D. and Joseph Looney. Except for Mr. Gelman, all of such directors are “independent” as such term is defined in the Marketplace Rules of the NASDAQ Stock Market.
Item 14. Principal Accountant Fees and Services.
The aggregate fees billed or billable for the fiscal years ended March 31, 2009 and 2008 for professional services rendered by Holtz Rubenstein Reminick LLP are as follows:

	Fiscal Year Ended March 31,
	2009	2008
Audit Fees (1)	$58,000	$45,000
Audit-Related Fees (2)	35,000	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$93,000	$45,000

(1)	Consists of fees for services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2)	Consists of fees for services provided in connection with the audit of ITG’s balance sheet as of the acquisition date.
Audit Committee Pre-Approval and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.
The Audit Committee, consisting of Messrs. Elkin, Gutmann and Looney, is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. The independent registered public accounting firm and our management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.
The engagement of Holtz Rubenstein Reminick LLP for the fiscal years ended March 31, 2009 and 2008 and the scope of audit-related services, including the audits and reviews described above, were all pre-approved by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Documents filed with this report:
1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2009 and 2008

Consolidated Statements of Operations for the years ended March 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended March 31, 2009 and 2008

Notes to Consolidated Financial Statements

Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required or not applicable or because the required information is presented in the financial statements or related notes.

2.	Exhibits
3	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit E to the Company’s Proxy Statement for the Annual Meeting, dated September 14, 2007).

3.2	By-Laws (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for its year ended March 31, 2008).

10.3	1997 Stock Incentive Plan (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8, File No. 333-39071, dated October 30, 1997).

10.4	2000 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated September 11, 2000).

10.5	Employment Agreement, dated June 7, 2001, between the Company and Gary Gelman (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for its year ended March 31, 2001).

10.6	Sublease Agreement, dated August 20, 2004, between American Para Professional Systems, Inc. and the Company with respect to the premises at One Jericho Plaza, Jericho, NY (Incorporated by reference to Exhibit 10 to the Company’s Form 10-QSB for the quarter ended September 30, 2005).

10.8	2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for its year ended March 31, 2005).

10.9	2007 Stock Incentive Plan (Incorporated by reference to Exhibit F to the Company’s Proxy Statement for the Annual Meeting, dated September 14, 2007).

10.10	Stock Purchase Agreement by and among American Claims Evaluation, Inc., John Torrens, Kyle Palin Torrens and Carlena Palin Torrens, dated September 12, 2008 (Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K dated September 16, 2008).

10.11	Escrow Agreement by and among American Claims Evaluation, Inc., John Torrens, Kyle Palin Torrens, Carlena Palin Torrens and Siller Wilk LLP dated September 12, 2008 (Incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K dated September 16, 2008).

10.12	Stock Purchase Agreement by and between American Claims Evaluation, Inc. and Stephen D. Renz, dated September 12, 2008 (Incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K dated September 16, 2008).

10.13	Employment Agreement dated September 12, 2008, between Interactive Therapy Group Consultants, Inc. and John Torrens (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-QSB for the quarter ended September 30, 2008).

10.14	Lease Agreement, dated April 13, 2005, with respect to the Interactive Therapy Group Consultants, Inc. office located at 19 West 21st Street, New York, NY.

10.15	Lease Agreement, dated January 4, 2008, with respect to the Interactive Therapy Group Consultants, Inc. office located at One Adler Drive, East Syracuse, NY.

10.16	Lease Agreement, dated February 4, 2009, with respect to the Interactive Therapy Group Consultants, Inc. office located at 331 Alberta Drive, Amherst, NY.

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB for its year ended March 31, 2004).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CLAIMS EVALUATION, INC.
By:	/s/ Gary Gelman
Gary Gelman
Chairman of the Board, President and Chief Executive Officer

DATE: June 24, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Gary Gelman Gary Gelman	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 24, 2009

/s/ Gary J. Knauer Gary J. Knauer	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	June 24, 2009

/s/ Edward M. Elkin	Director	June 24, 2009

Edward M. Elkin, M.D.

/s/ Peter Gutmann	Director	June 24, 2009

Peter Gutmann

/s/ Joseph Looney	Director	June 24, 2009

Joseph Looney

AMERICAN CLAIMS EVALUATION, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
American Claims Evaluation, Inc.
We have audited the accompanying consolidated balance sheets of American Claims Evaluation, Inc. and subsidiary as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Claims Evaluation, Inc. and subsidiary as of March 31, 2009 and 2008, and results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Holtz Rubenstein Reminick LLP
Melville, New York
June 24, 2009

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 2009 and 2008

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$4,143,445	$6,239,442
Accounts receivable (net of allowance for doubtful accounts of $60,000 in 2009)	847,510	—
Receivable from former ITG shareholders	170,715	—
Current assets of discontinued operations	—	111,337
Prepaid expenses and other current assets	119,514	33,560

Total current assets	5,281,184	6,384,339

Goodwill	750,000	—
Property and equipment, net	235,493	92,072
Other assets	17,415	—
Non-current assets of discontinued operations	—	7,674

Total assets	$6,284,092	$6,484,085

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$99,492	$18,936
Accrued expenses	604,626	106,190
Capital leases payable — current portion	18,051	—
Current liabilities of discontinued operations	—	33,150

Total current liabilities	722,169	158,276

Long-term liabilities:
Capital leases payable — net of current portion	27,546	—

Commitments

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 20,000,000 shares in 2009 and 2008; issued 5,050,000 shares; outstanding 4,754,900 shares and 4,761,800 shares in 2009 and 2008, respectively	50,500	50,500
Additional paid-in capital	4,952,199	4,931,099
Retained earnings	998,951	1,806,051

	6,001,650	6,787,650

Treasury stock, at cost	(467,273)	(461,841)

Total stockholders’ equity	5,534,377	6,325,809

Total liabilities and stockholders’ equity	$6,284,092	$6,484,085

See accompanying notes to consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Consolidated Statements of Operations
Years ended March 31, 2009 and 2008

	2009	2008
Revenues	$3,320,926	$—
Cost of services	2,321,431	—

Gross profit	999,495	—
Selling, general, and administrative expenses	1,804,312	990,113

Operating loss from continuing operations	(804,817)	(990,113)
Other income (expense):
Interest income	115,296	331,027
Interest expense	(2,026)	—
Reserve for uncollectible receivable	(204,070)	—

Loss from continuing operations	(895,617)	(659,086)
Discontinued operations (note 2):
Gain on sale of discontinued operations	90,513	—
Gain (loss) from discontinued operations	(1,996)	7,277
Provision for loss on disposal	—	(20,000)

Net loss	$(807,100)	$(671,809)

Net income (loss) per share:
From continuing operations — basic and diluted	$(0.19)	$(0.14)
From discontinued operations — basic and diluted	0.02	—

	$(0.17)	$(0.14)

Weighted average shares — basic and diluted	4,760,075	4,761,800

See accompanying notes to consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Years ended March 31, 2009 and 2008

			Additional				Total
	Common stock		paid-in	Retained	Treasury stock		stockholders’
	Shares	Par value	capital	earnings	Shares	Amount	equity
Balance at March 31, 2007	5,050,000	$50,500	$4,646,099	$2,477,860	288,200	$(461,841)	$6,712,618

Net loss	—	—	—	(671,809)	—	—	(671,809)
Stock compensation expense	—	—	285,000	—	—	—	285,000

Balance at March 31, 2008	5,050,000	50,500	4,931,099	1,806,051	288,200	(461,841)	6,325,809

Net loss	—	—	—	(807,100)	—	—	(807,100)
Purchase of treasury shares					6,900	(5,432)	(5,432)
Stock compensation expense	—	—	21,100	—	—	—	21,100

Balance at March 31, 2009	5,050,000	$50,500	$4,952,199	$998,951	295,100	$(467,273)	$5,534,377

See accompanying notes to consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended March 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Loss from continuing operations:	$(895,617)	$(659,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible receivable	204,070	—
Depreciation and amortization	73,923	20,276
Stock-based compensation expense	21,100	285,000
Provision for doubtful accounts	60,000	—
Changes in assets and liabilities:
Accounts receivable	(125,350)	—
Prepaid expenses and other current assets	(21,396)	(1,948)
Other assets	1,150	—
Accounts payable	(78,032)	1,524
Accrued expenses	193,436	33,620

Net cash used in operating activities of continuing operations	(566,716)	(320,614)
Operating activities of discontinued operations	34,439	12,172

Net cash used in operating activities	(532,277)	(308,442)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(568,375)	—
Proceeds from sale of subsidiary, net of cash divested	149,391	—
Capital expenditures	(13,245)	(39,055)

Net cash used in investing activities	(432,229)	(39,055)
Investing activities of discontinued operations	(9,452)	(2,637)

Net cash used in investing activities	(441,681)	(41,692)

Cash flows from financing activities:
Payment of debt	(1,105,356)	—
Payment of capital lease payable	(11,251)	—
Purchase of treasury shares	(5,432)	—

Net cash used in financing activities	(1,122,039)	—

Net decrease in cash and cash equivalents	(2,095,997)	(350,134)
Cash and cash equivalents — beginning of year	6,239,442	6,589,576

Cash and cash equivalents — end of year	$4,143,445	$6,239,442

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,026	$—

See accompanying notes to consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(1)	Summary of Significant Accounting Policies
(a)	Nature of Business

American Claims Evaluation, Inc. (the “Company”) operated in a single segment that provided a full range of vocational rehabilitation and disability management services through a wholly owned subsidiary, RPM Rehabilitation & Associates, Inc. (“RPM”). Subsequent to March 31, 2008, the Company entered into a non-binding letter of intent to sell this subsidiary. Accordingly, the financial statements present the results of RPM as discontinued operations. The following footnotes relate only to the Company’s continuing operations, unless otherwise noted.

On September 12, 2008, the Company acquired Interactive Therapy Group Consultants, Inc. (“ITG”), a provider of comprehensive services to children with developmental delays and disabilities. The results of operations for ITG are included in the consolidated results of operations beginning September 13, 2008.

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

(d)	Allowance for Doubtful Accounts

The Company must make estimates of the uncollectability of all accounts receivable. Management specifically analyzes receivables, historical bad debts and changes in circumstances when evaluating the adequacy of the allowance for doubtful accounts.

(e)	Revenue Recognition

The Company recognizes revenue for services when there is evidence of billable time expended. Deferred revenue is recorded for amounts attributable to special education programs when invoiced and recognized over the applicable program periods.

(f)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the estimated lives of the improvements or the remaining term of the lease.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(g)	Goodwill

Goodwill represents the excess of the purchase price over the fair value of acquired assets and liabilities. Goodwill shall be assessed at least annually for impairment and any such impairment will be recognized in the period identified.

(h)	Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax laws. Changes in enacted tax rates are reflected in the financial statements in the periods they occur. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized.

On April 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) Statement No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 prescribes a two-step evaluation process for tax positions. The first step is recognition based on a determination of whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. The adoption of FIN 48 had no material impact on the Company’s consolidated results of operations or financial condition.

(i)	Earnings (Loss) per Share

Basic earnings (loss) per share is computed on the weighted average common shares outstanding. Diluted earnings per share reflects the maximum dilution from potential common shares issuable pursuant to the exercise of stock options, if dilutive, outstanding during each period. Employee and director stock options to purchase 1,246,000 and 1,233,500 shares of common stock for the years ended March 31, 2009 and 2008, respectively, were not included in the diluted loss per share calculations because their effect would have been anti-dilutive.

(j)	Fair Value of Financial Instruments

The carrying values of the Company’s monetary assets and liabilities approximate fair value as a result of the short-term nature of such assets and liabilities.

(k)	Concentration of Credit Risk

Service revenue is concentrated within a limited number of clients throughout New York State; municipalities within New York State provide substantial and significant revenue to ITG. This

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2009 and 2008
concentration of customers may impact ITG’s overall exposure to credit risk, either positively or negatively, in that ITG’s customers may be similarly affected by changes in economic or other conditions in New York State.

The Company had four customers that represented 19%, 15%, 14% and 11% of revenue for the year ended March 31, 2009.

(l)	Use of Estimates

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

(m)	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the vesting period.

(n)	Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which changes how business acquisitions are accounted for. SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS 141R is effective for business combinations occurring after December 15, 2008. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and noncontrolling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Is Asset Not Active” (“FSP FAS 157-3”) with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS 157-3 clarifies the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FSP FAS 157-3 has not changed and continues to be the determination of the price that would be received in an

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2009 and 2008
orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS 157-3 did not have a material effect on the Company’s consolidated financial statements.
(2)	Acquisition

On September 12, 2008 (the “Closing Date”), the Company acquired all of the issued and outstanding shares of ITG for $570,000 in cash, subject to adjustment as described below. ITG provides a comprehensive range of services to children with developmental delays and disabilities. The Company had been seeking an acquisition to transition into a new line of business. ITG possesses an opportunity to grow organically in its industry and through the potential for add-on acquisitions.

The business combination was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition as follows:

Current assets	$1,031,831
Property and equipment	204,099
Other assets	18,565

Total assets acquired	$1,254,495

Current liabilities	$667,658
Notes payable	1,105,356
Capital leases payable	56,849

Total liabilities assumed	$1,829,863

Net assets acquired	$(575,368)

The purchase price has been calculated as follows:

Purchase price paid on the Closing Date	$570,000
Note receivable — former ITG shareholders	(374,785)
Escrowed funds to be returned	(20,583)

Adjusted purchase price	$174,632

Goodwill	$750,000

The Company is currently in the process of obtaining an appraisal of the assets acquired and liabilities assumed in the ITG acquisition to allocate the purchase price of the individual assets acquired and liabilities assumed. We expect this appraisal to be completed by July 31, 2009 and result in the identification and valuation of a number of intangible assets. The results of the appraisal are not expected to have a material effect on the Company’s consolidated financial statements.

Under the terms of the stock purchase agreement, the purchase price was subject to adjustment based on the final determination of the tangible net worth of ITG on the Closing Date (the “Final Calculation”). Based on the Final Calculation, a negative adjustment to the purchase price, amounting to $374,785, was required. Subsequent to March 31, 2009, the former ITG shareholders refunded $170,715 of the purchase price. At March 31, 2009, the Company recorded a receivable from the former ITG shareholders for this balance. Since the collectability of the remaining balance of $204,070 is in question, the Company has recorded a reserve for the uncollectible balance of $204,070. A provision for the uncollectible receivable has been included in Other Income/(Expense) in the Consolidated Statement of Operations for the year ended March 31, 2009.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2009 and 2008
Pursuant to the terms of the acquisition, $105,000 of the purchase price had been deposited into an escrow account in respect of an outstanding obligation of ITG regarding unpaid workers’ compensation premiums and in respect of any accounts receivable not collected within 240 days of the Closing Date. At the conclusion of the escrow period, the workers’ compensation liability was satisfied and accounts receivable totaling $20,583 remained uncollected. Accordingly, $20,583 of the escrowed funds was returned to the Company in May 2009. A receivable for this balance has been included in prepaid expenses and other current assets in the Consolidated Balance Sheet at March 31, 2009. All remaining escrow funds were released to the former ITG shareholders.

In conjunction with the acquisition, ITG’s former majority shareholder will serve as President of ITG and was given a two-year employment agreement at an annual base salary of $200,000.

The following pro forma information for the years ended March 31, 2009 and 2008 assume that the ITG acquisition was made as of April 1, 2007:

	2009	2008
Revenues	$6,069,160	$5,902,406
Loss from continuing operations	$(1,076,030)	$(1,049,647)
Net loss	$(985,517)	$(1,062,370)
Net loss per share — basic and diluted	$(0.21)	$(0.22)
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

(3)	Discontinued Operations

On September 12, 2008, the Company sold RPM for a purchase price of $150,000 in cash, plus an additional purchase price of up to $150,000 in cash contingent upon the future net earnings of RPM calculated over the five year period after the closing of the transaction. Through March 31, 2009, no additional consideration has been earned. A gain on the sale of RPM of $90,513 was recorded for the year ended March 31, 2009.

The Company followed the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, related to the accounting and reporting for segments of a business to be disposed of. Accordingly, the results of RPM’s operations have been classified as discontinued operations in all periods presented.

Revenue and earnings from discontinued operations were $753,857 and $7,277, respectively, for the year ended March 31, 2008.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(4)	Property and Equipment

Property and equipment consists of the following at March 31, 2009 and 2008:

			Estimated
	2009	2008	useful life
Equipment	$175,998	$125,510	5 years
Computer software	89,147	—	3 - 10 years
Furniture and fixtures	19,602	18,272	5 - 10 years
Assets under capital leases	56,220	—	5 years
Leasehold improvements	15,556	—	Life of lease

	356,523	143,782
Less accumulated depreciation	121,030	51,710

	$235,493	$92,072

Depreciation and amortization expense for the years ended March 31, 2009 and 2008 amounted to $73,923 and $20,276, respectively.

(5)	Capital Leases

The Company has entered into various capital leases for the purchase of office equipment and furniture and fixtures. These leases require monthly payments totaling $1,794, inclusive of interest at 9% per annum. These leases expire at various dates through September 2011.

Annual maturities of capital lease obligations at March 31, 2009 are as follows:

2010	$21,523
2011	21,523
2012	8,004

Total minimum lease payments	51,050
Less: amounts representing interest	(5,453)

Present value of minimum lease payments	45,597
Less: current portion	(18,051)

Capital leases payable — net of current portion	$27,546

Included in property and equipment at March 31, 2009 are assets acquired under capital lease arrangements of $56,220 with related accumulated depreciation of $14,461.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(6)	Income Taxes

No provisions for income tax expense were recorded for the years ended March 31, 2009 and 2008. This differs from that which would have resulted when applying the statutory Federal income tax rate as a result of the following items:

	Year ended March 31,
	2009		2008
	Amount	Percent	Amount	Percent
Expected income tax benefit at the statutory Federal tax rate	$(274,000)	(34)%	$(210,000)	(34)%
Increase in valuation allowance	274,000	34	210,000	34

Actual income tax expense	$—	—	$—	—

The tax effects of temporary differences comprising the Company’s deferred tax assets at March 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$1,011,000	$737,000
Stock compensation expense	107,000	107,000
Capital loss carryforwards	249,000	—
Valuation allowance	(1,367,000)	(844,000)

	$—	$—

At March 31, 2009, the Company had net operating loss carryforwards of approximately $3,289,000 for Federal income tax purposes, which will be available to reduce future taxable income. The Company also has a capital loss carryforward of approximately $732,000 at March 31, 2009 related to the sale of RPM which may be utilized to offset future capital gains.

Based upon the uncertainty of whether the Company’s net operating losses (“NOLs”) or capital loss carryforwards may ultimately be utilized prior to their respective expirations, valuation allowances of $274,000 and $210,000 were recorded during the years ended March 31, 2009 and 2008, respectively. Benefits currently considered unrealizable could be adjusted in the future if estimates of future taxable income during the carryforward period are revised.

The utilization of such NOLs and capital losses is subject to certain limitations under Federal income tax laws. The Company’s NOLs and capital losses are scheduled to expire in various fiscal years ending through March 31, 2029 and March 31, 2014, respectively.

(7)	Stock Options

The Company has four stock option plans, the 1997 Incentive Stock Option Plan (“1997 Plan”), the 2000 Incentive Stock Option Plan (“2000 Plan”), the 2005 Incentive Stock Option Plan (“2005 Plan”) and the 2007 Incentive Stock Option Plan (“2007 Plan”). The 1997 Plan has expired except as to options outstanding. The 2000, 2005 and 2007 Plans provide for incentive or nonqualified stock options to be granted to key employees, officers, directors, independent contractors and consultants of the Company. The Company had a fifth stock option plan, the 1985 Stock Option Plan, which had previously expired

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2009 and 2008
except as to options outstanding. During the year ended March 31, 2009, these options expired on their respective expiration dates.

Under the 2000, 2005 and 2007 Plans, options may be granted at prices not less than the fair market value on the date the option is granted. Options become exercisable and vest as determined at the date of grant by a committee of the Board of Directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant.

Changes in the options outstanding during the years ended March 31, 2009 and 2008 are summarized in the following table:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at March 31, 2007	1,236,000	$1.95	4.6 years
Granted	300,000	1.97	10 years
Expired	(300,000)	1.26	—

Outstanding at March 31, 2008	1,233,500	2.12	6 years
Granted	45,000	2.11	10 years
Expired	(32,500)	2.19	—

Outstanding at March 31, 2009	1,246,000	$2.12	5.3 years	$—

At March 31, 2009, there were options to purchase 1,000,000, 290,000 and 9,000 shares available for grant under the 2007 Plan, 2005 Plan and 2000 Plan, respectively.

There were no outstanding options which were exercisable and in-the-money as of March 31, 2009 resulting in no aggregate intrinsic value. Aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing price of $0.69 as of March 31, 2009, which would have been received by the option holders had these option holders exercised their options as of that date.

The Company recognized stock-based compensation totaling $21,200 and $285,000 for the years ended March 31, 2009 and 2008, respectively, based on the fair value of stock options granted. This expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations. At March 31, 2009, all outstanding options to purchase shares are fully vested. However, certain option grants contain disposition restrictions which prohibit the sale of 50% of the awarded options until the first anniversary of the grant date and the remaining 50% of the awarded options until the second anniversary of the grant date.

The per share weighted average fair values of stock options granted during the years ended March 31, 2009 and 2008 were $0.47 and $0.95, respectively. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended March 31, 2009 and 2008: expected volatility, 61.7% and 47.6%, respectively; risk-free interest rates of 3.18% and 5.05%, respectively; expected option term, five years following the grant date and expected dividend yields of 0%.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2009 and 2008
The Company estimates expected volatility by considering the historical volatility of the Company’s stock. The risk-free interest rate is based on the United States Treasury constant maturity interest rate whose term is consistent with the expected life of the award. The expected option term was calculated using the simplified method prescribed in Securities and Exchange Commission Staff Accounting Bulletin No. 107. Under this method, the expected option life is equal to the sum of the weighted average vesting term plus the original contract term divided by two.

(8)	Retirement Plans

The Company sponsors retirement plans pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), for all employees meeting certain service requirements. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code. The plans provide for matching contributions by the Company which amounted to $21,065 and $5,736 for the years ended March 31, 2009 and 2008, respectively.

(9)	Commitments

The Company leases office space under non-cancellable operating leases expiring in various years through April 2013. The future minimum lease payments under these operating leases are as follows:

2010	$161,000
2011	93,000
2012	55,000
2013	55,000
2014	5,000

$369,000

On August 20, 2004, the Company entered into a seven-year non-cancelable operating sublease commencing December 1, 2004, for office space with American Para Professional Systems, Inc. (“APPS”), an entity under the control of the Company’s Chairman of the Board. Basic rent under the sublease has been established as a pass-through with the Company’s cost being fixed at a cost equal to the pro-rated rent payable for the subleased space by APPS to the building’s landlord. Rent expense paid to this related entity under the sublease for the years ended March 31, 2009 and 2008 was $39,732 and $38,574, respectively.

Minimum lease payments under the related party sublease as of March 31, 2009 are as follows:

2010	$41,000
2011	42,000
2012	29,000

$112,000