Form 10-Q
period 2009-06-30
AMERICAN CLAIMS EVALUATION INC
filed 2009-08-13
CIK 774517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to ______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of the Registrant’s common stock as of August 13, 2009 was 4,754,900.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
INDEX

Page No.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and March 31, 2009	3

Condensed Consolidated Statements of Operations for the Three Months ended June 30, 2009 and 2008 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Three Months ended June 30, 2009 and 2008 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6 - 8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T. Controls and Procedures	11

PART II — OTHER INFORMATION

Item 6. Exhibits	12

SIGNATURES	13

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	June 30, 2009	Mar. 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,306,326	$4,143,445
Accounts receivable, net	1,030,638	847,510
Receivable from former ITG shareholders	—	170,715
Prepaid expenses and other current assets	77,848	119,514

Total current assets	5,414,812	5,281,184

Goodwill	750,000	750,000
Property and equipment, net	225,700	235,493
Other assets	17,415	17,415

Total assets	$6,407,927	$6,284,092

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$149,582	$99,492
Accrued expenses	722,504	604,626
Capital leases payable — current portion	18,460	18,051

Total current liabilities	890,546	722,169

Long-term liabilities:
Capital leases payable — net of current portion	22,774	27,546

Commitments

Stockholders’ equity:
Common stock, $.01 par value. Authorized 20,000,000 shares; issued 5,050,000 shares and outstanding 4,754,900 shares	50,500	50,500
Additional paid-in capital	4,952,199	4,952,199
Retained earnings	959,181	998,951

	5,961,880	6,001,650
Treasury stock, at cost	(467,273)	(467,273)

Total stockholders’ equity	5,494,607	5,534,377

Total liabilities and stockholders’ equity	$6,407,927	$6,284,092

See accompanying notes to condensed consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	June 30,	June 30,
	2009	2008

Revenues	$1,907,091	$—
Cost of services	1,276,549	—

Gross margin	630,542	—

Selling, general, and administrative expenses	674,679	207,111

Operating loss from continuing operations	(44,137)	(207,111)

Other income (expense):
Interest income	5,418	41,799
Interest expense	(1,051)	—

Loss from continuing operations	(39,770)	(165,312)

Discontinued operations:
Loss from discontinued operations	—	(5,828)

Net loss	$(39,770)	$(171,140)

Net loss per share:
From continuing operations — basic and diluted	$(0.01)	$(0.04)

From discontinued operations — basic and diluted	$0.00	$0.00

Weighted average shares — basic and diluted	4,754,900	4,761,800

See accompanying notes to condensed consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	June 30,	June 30,
	2009	2008
Cash flows from operating activities:
Loss from continuing operations	$(39,770)	$(165,312)

Adjustments to reconcile net loss to net cash used in continuing operations:
Depreciation and amortization	29,701	6,045
Stock-based compensation	—	15,600
Changes in operating assets and liabilities:
Accounts receivable	(183,128)	—
Prepaid expenses and other current assets	11,083	8,563
Accounts payable	50,090	22,001
Accrued expenses	117,878	10,622

	25,624	62,831

Net cash used in operating activities of continuing operations	(14,146)	(102,481)
Operating activities of discontinued operations	—	9,378

Net cash used in operating activities	(14,146)	(93,103)

Cash flows from investing activities:
Capital expenditures	(19,908)	—
Acquisition escrow refund	30,583	—
Proceeds from acquisition purchase price adjustment	170,715	—

Net cash provided by investing activities	181,390	—
Investing activities of discontinued operations	—	(4,871)

Net cash provided by (used in) investing activities	181,390	(4,871)

Cash flows from financing activities:
Payment of capital leases payable	(4,363)	—

Net cash used in financing activities	(4,363)	—

Net increase (decrease) in cash and cash equivalents	162,881	(97,974)

Cash and cash equivalents — beginning of period	4,143,445	6,239,442

Cash and cash equivalents — end of period	$4,306,326	$6,141,468

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,051	$—

See accompanying notes to condensed consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)
Overview
American Claims Evaluation, Inc. (together with its subsidiary, “we,” “our,” “us,” or the “Company”) provides a comprehensive range of services to children with developmental delays and disabilities in New York State and has developed a reputation for providing well-rounded therapeutic solutions through our wholly owned subsidiary, Interactive Therapy Group Consultants, Inc. (“ITG”).
Basis of Presentation
The accompanying unaudited consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). In our opinion, these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to make the consolidated financial position, results of operations and cash flows for the interim periods presented not misleading. Results for interim periods are not necessarily indicative of results which may be achieved for a full year.
Accordingly, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as filed with the Securities and Exchange Commission (“SEC”).
Use of Estimates
The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.
Recently Issued Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes accounting and disclosure requirements for subsequent events. SFAS 165 details the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in our financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in our financial statements and the required disclosures for such events. We adopted this statement prospectively for the period ended June 30, 2009 and have evaluated subsequent events through August 13, 2009, the filing date of this report.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) to become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have a material impact on our consolidated financial position or results of operations.

Revenue Recognition
We recognize revenue for services rendered when there is evidence of billable time expended and recoverability is reasonably assured. Deferred revenue is recorded for federal flow-through funding attributable to special education programs when invoiced and recognized over the applicable program periods.
Credit Risk
Service revenue is concentrated within a limited number of clients throughout New York State; municipalities within New York State provide substantial and significant revenue to us. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions in New York State.
Accrued Expenses
The components of accrued expenses were as follows:

	June 30, 2009	March 31, 2009
Accrued compensation and related taxes	$663,253	$553,926
Other	59,251	50,700

	$722,504	$604,626

Seasonality
Our business is moderately seasonal in nature based on the timing of the school year. Accordingly, our second fiscal quarter, which includes two full months during which schools are not in session (July and August), is the quarter in which we will achieve our lowest volume of revenues.
Net Earnings (Loss) Per Share
Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflects the maximum dilution from potential common shares issuable pursuant to the exercise of stock options, if dilutive, outstanding during each period. Our net loss and weighted average shares outstanding used for computing diluted loss per share for continuing operations and discontinued operations were the same as those used for computing basic loss per share for the three months ended June 30, 2009 and 2008 because the inclusion of common stock equivalents to the calculation of diluted loss per share for continuing operations would be anti-dilutive. Potentially dilutive securities consisting of employee and director stock options to purchase 1,221,000 and 1,233,500 shares as of June 30, 2009 and 2008, respectively, were not included in the diluted net loss per share calculations because their effect would have been anti-dilutive.
Stock Option Plans
We follow the provisions of Statement of Financial Accounting Standards Statement No. 123R (revised 2004), “Share-Based Payment”. Under these provisions, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the recipient’s requisite service period (generally the vesting period of the grant). There were no stock options granted during the three month period ended June 30, 2009. Stock-based compensation totaling $15,600 was recognized during the three months ended June 30, 2008 based on the fair value of stock options granted.

At June 30, 2009, all outstanding options to purchase shares are fully vested. However, certain option grants contain disposition restrictions which prohibit the sale of 50% of the shares obtained through the exercise of such awarded options until the first anniversary of the grant date and the remaining 50% of the shares obtained through the exercise of the awarded options until the second anniversary of the grant date.
We estimate the fair value of stock options granted using the Black-Scholes option pricing model.
The following table summarizes information about stock option activity for the three months ended June 30, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at March 31, 2009	1,246,000	$2.12	5.3 years
Granted	0	$—	—
Expired	(25,000)	$2.50	—

Outstanding at June 30, 2009	1,221,000	$2.11	5.1 years	$—

Exercisable at June 30, 2009	1,221,000	$2.11	5.1 years	$—

There were no options outstanding with an exercise price less than the closing price of our shares of $0.60 as of June 30, 2009. Accordingly, there was no intrinsic value associated with outstanding options at such date. At June 30, 2009, there was no unrecognized compensation cost related to non-vested stock option awards.
Regulatory Matters
We are currently exploring alternatives to ITG’s corporate structure concerning non-compliance issues regarding the practice of certain licensed professions in the State of New York. If a change in professional practice structure is deemed necessary, we will take all appropriate measures to assure compliance on a timely basis. Revenues derived from services performed by these licensed professionals approximate 21% of total revenues for the three months ended June 30, 2009.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
Except for the historical information contained herein, the matters discussed in this Report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic and market conditions and our ability to successfully identify and thereafter consummate one or more acquisitions.
Critical Accounting Policies and Estimates
We make estimates and assumptions in the preparation of our consolidated financial statements in conformity with GAAP. We evaluate these estimates on an ongoing basis. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities. Actual results may differ significantly from those estimates under different assumptions and conditions. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. The accounting policies used in preparing our interim condensed consolidated financial statements are the same as those described in such Annual Report. We consider the following accounting policies to be the most critical due to the estimation process involved in each:
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
Impairment of Goodwill
As of June 30, 2009, our goodwill totaled $750,000. The Company is currently in the process of obtaining an appraisal of the assets acquired and liabilities assumed in the ITG acquisition to allocate the purchase price of the individual assets acquired and liabilities assumed. We expect this appraisal to be completed by September 2009 and result in the identification and valuation of a number of intangible assets. The results of the appraisal are not expected to have a material effect on the Company’s consolidated financial statements.
Going forward, we will perform an assessment of goodwill at least annually for impairment and any such impairment will be recognized in the period identified. In assessing the recoverability of goodwill and other intangibles, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to our results of operations.
Results of Operations — Three Months ended June 30, 2009 and 2008
On September 12, 2008, we completed the disposition of our wholly-owned subsidiary, RPM Rehabilitation & Associates, Inc. (“RPM”). The financial statements have been reclassified to exclude the operating results of RPM from the continuing operations and account for them as discontinued operations. Revenues from the discontinued operations for the three months ended June 30, 2008 were $174,717. The following discussion relates only to our continuing operations, unless otherwise noted.

During the three months ended June 30, 2009, we recognized revenues of $1,907,091 from ITG. Costs of services for the quarter ended June 30, 2009 were $1,276,549, approximately 66.9% of revenue, consisting of payroll and payroll related costs paid to its staff of salaried and per diem clinicians. The cost of services as a percentage of revenues showed significant improvement over previously reported results for ITG since our acquisition as a result of improved utilization of our salaried clinicians during our peak operating quarter.
Selling, general and administrative expenses for the quarter ended June 30, 2009 increased to $674,679 from $207,111 for the three months ended June 30, 2008 as a result of expenses incurred by ITG’s operations. Excluding ITG’s expenses, corporate selling, general and administrative expenses for the three months ended June 30, 2009 experienced a 14% decrease over the comparable period in the prior year due to reductions in stock-based compensation expense and legal and accounting fees.
Interest income for the three months ended June 30, 2009 was $5,418 as compared to interest income of $41,799 for the three months ended June 30, 2008. The dramatic decrease in interest income was a result of substantial declines in prevailing interest rates compounded by a reduction in cash balances available for investment related to the acquisition of ITG and subsequent repayment of ITG’s bank debt.
Liquidity and Capital Resources
At June 30, 2009, we had working capital of $4,524,266 as compared to working capital of $4,559,015 at March 31, 2009. We believe that we have sufficient cash resources and working capital to meet our present cash requirements.
During the three months ended June 30, 2009, net cash used in operating activities was $14,146, attributable to the operating loss partially offset by changes in the operating assets and liabilities.
For the three months ended June 30, 2009, cash flows provided by investing activities related to the repayment of a receivable from the former shareholders of ITG and the return of funds held in escrow.
Future minimum lease payments under non-cancelable capital and operating leases and subleases, exclusive of future escalation charges, for the remainder of the fiscal year ending March 31, 2010 and fiscal years ending thereafter are as follows:

	Capital	Operating
	Leases	Leases
2010	$16,142	$148,000
2011	21,523	135,000
2012	8,004	84,000
2013	—	60,000

Total minimum lease payments	45,669	$427,000

Less: Amounts representing interest	(4,435)

Present value of minimum lease payments	41,234
Less: Current portion	(18,460)

Long-term portion of capital leases	$22,774

While we have not experienced any significant impact from the general slowdown of the economy or current global credit crisis, continuing economic deterioration could have a negative impact on our net revenues and profitability in future periods.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to interest rate risks that arise from normal business operations. Most of our cash and cash equivalents are invested at variable rates of interest and decreases in market interest rates have caused a related significant reduction in our interest income over prior periods.
Item 4T. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this Report. As of the end of the fiscal quarter ended June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended. We have excluded from this assessment the internal control over financial reporting of ITG, which we acquired in September 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.
(b) Changes in Internal Controls over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.
We are aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, we have decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases.

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

AMERICAN CLAIMS EVALUATION, INC.
Date: August 13, 2009	By:	/s/ Gary Gelman
Gary Gelman
Chairman of the Board, President and Chief Executive Officer

Date: August 13, 2009	By:	/s/ Gary J. Knauer
Gary J. Knauer
Chief Financial Officer, Treasurer and Secretary