Form 10-Q
period 2009-09-30
AMERICAN CLAIMS EVALUATION INC
filed 2009-11-13
CIK 774517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The number of shares outstanding of the Registrant’s common stock as of November 13, 2009 was 4,754,900.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
INDEX

		Page No.
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and March 31, 2009	3
	Condensed Consolidated Statements of Operations for the Three and Six Months ended September 30, 2009 and 2008 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Six Months ended September 30, 2009 and 2008 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6 - 10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4T.	Controls and Procedures	12

PART II — OTHER INFORMATION

Item 6.	Exhibits	13

SIGNATURES		14

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	Sept. 30, 2009	Mar. 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,916,082	$4,143,445
Accounts receivable, net	814,931	847,510
Receivable from former ITG shareholders	—	170,715
Prepaid expenses and other current assets	59,569	119,514

Total current assets	4,790,582	5,281,184

Property and equipment, net	203,335	235,493
Goodwill	145,000	750,000
Intangible assets, net	557,855	—
Other assets	17,415	17,415

Total assets	$5,714,187	$6,284,092

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,749	$99,492
Accrued expenses	497,565	604,626
Capital leases payable — current portion	18,879	18,051

Total current liabilities	555,193	722,169

Long-term liabilities:
Capital leases payable — net of current portion	17,895	27,546

Commitments

Stockholders’ equity:
Common stock, $.01 par value; authorized 20,000,000 shares; issued 5,050,000 shares; outstanding 4,754,900 shares	50,500	50,500
Additional paid-in capital	4,952,199	4,952,199
Retained earnings	605,673	998,951

	5,608,372	6,001,650
Treasury stock, at cost	(467,273)	(467,273)

Total stockholders’ equity	5,141,099	5,534,377

Total liabilities and stockholders’ equity	$5,714,187	$6,284,092

See accompanying notes to condensed consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2009	2008	2009	2008
Revenues	$1,317,905	$247,690	$3,224,996	$247,690
Cost of services	964,137	175,334	2,240,686	175,334

Gross margin	353,768	72,356	984,310	72,356

Selling, general and administrative expenses	708,745	254,500	1,383,424	461,611

Operating loss from continuing operations	(354,977)	(182,144)	(399,114)	(389,255)

Other income (expense):
Interest income	2,390	35,907	7,808	77,706
Interest expense	(921)	(260)	(1,972)	(260)

Loss from continuing operations	(353,508)	(146,497)	(393,278)	(311,809)

Discontinued operations:
Gain (loss) from discontinued operations	—	3,832	—	(1,996)
Gain on sale of discontinued operations	—	90,513	—	90,513

Net loss	$(353,508)	$(52,152)	$(393,278)	$(223,292)

Net earnings (loss) per share:
From continuing operations — basic and diluted	$(0.07)	$(0.03)	$(0.08)	$(0.07)

From discontinued operations — basic and diluted	$0.00	$0.02	$0.00	$0.02

Weighted average shares — basic and diluted	4,754,900	4,761,800	4,754,900	4,761,800

See accompanying notes to condensed consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	Sept. 30,	Sept. 30,
	2009	2008
Cash flows from operating activities:
Loss from continuing operations	$(393,278)	$(311,809)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102,307	15,628
Stock-based compensation expense	—	15,600
Changes in operating assets and liabilities:
Accounts receivable	32,579	(44,485)
Prepaid expenses and other current assets	29,362	24,932
Accounts payable	(60,743)	(46,947)
Accrued expenses	(107,061)	64,317

	(3,556)	29,045

Net cash used in operating activities of continuing operations	(396,834)	(282,764)
Operating activities of discontinued operations	—	34,439

Net cash used in operating activities	(396,834)	(248,325)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(568,375)
Acquisition escrow refund	30,583	—
Proceeds from acquisition purchase price adjustment	170,715	—
Proceeds from sale of subsidiary, net of cash divested	—	149,391
Capital expenditures	(23,004)	—

Net cash provided by (used in) investing activities	178,294	(418,984)
Investing activities of discontinued operations	—	(9,452)

Net cash provided by (used in) investing activities	178,294	(428,436)

Cash flows from financing activities:
Principal payment on debt	—	(1,105,356)
Principal payment on capital leases payable	(8,823)	(1,670)

Net cash used in financing activities	(8,823)	(1,107,026)

Net decrease in cash and cash equivalents	(227,363)	(1,783,787)
Cash and cash equivalents at beginning of period	4,143,445	6,239,442

Cash and cash equivalents at end of period	$3,916,082	$4,455,655

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,972	$260

See accompanying notes to condensed consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2009
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
Accordingly, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (the “Annual Report”), as filed with the Securities and Exchange Commission (“SEC”).
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
Recently Implemented Accounting Guidance
In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that established the FASB Accounting Standards Codification (“Codification” or “ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009. Other than the manner in which new accounting guidance is referenced, the adoption of these changes did not have a material effect on our consolidated financial statements.
In December 2007, new accounting guidance on business combinations was issued which established principles and requirements as to how acquirers recognize and measure in these financial statements the identifiable assets acquired, the liabilities assumed, noncontrolling interests and goodwill acquired in the business combination or a gain from a bargain purchase. This guidance is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This guidance will have an impact on our accounting for any future business acquisitions.
In December 2007, the FASB issued new accounting guidance, under ASC Topic 810 on consolidations, which establishes the accounting for noncontrolling interests in a subsidiary and the deconsolidation of a subsidiary. This guidance requires (a) the ownership interest in the subsidiary held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. Entities must provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. This guidance may have an impact on our accounting for any future business acquisitions.
In April 2008, the FASB issued new accounting guidance, under ASC Topic 350 on intangibles, which outlines the requirements for determining the useful life of an intangible asset. The new guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. We expect that the new guidance may have an impact on the accounting for any future business acquisitions.
In June 2008, the FASB issued new accounting guidance, under ASC Topic 260 on earnings per share, related to the determination of whether instruments granted in share-based payment transactions are participating securities. This guidance clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of this guidance did not have a material effect on our consolidated financial statements.
In November 2008, the FASB issued new accounting guidance, under ASC Topic 323 on investments— equity method and joint ventures, relating to the accounting for equity method investments. This guidance addresses how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated. This guidance is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. We expect this guidance to have an impact on its accounting for any future business acquisitions.
In May 2009, the FASB issued new accounting guidance, under ASC Topic 855 on subsequent events, which sets forth a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on our consolidated financial statements.
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
Goodwill and Intangible Assets
In September 2008, we acquired all of the outstanding shares of ITG for an adjusted net purchase price of $174,632. The purchase price of the acquisition exceeded the carrying value of the assets acquired. The allocation of the excess of the purchase price over the fair value of the tangible assets acquired was classified as follows:

Customer contracts	$570,000
Non-compete convenant	35,000
Goodwill and other non-amortizable intangibles	145,000

Total excess purchase price over fair value of tangible assets acquired	$750,000

Customer contracts are being amortized over a fifteen-year period and the non-compete covenant is being amortized over a five-year period. Amortization expense totaling $47,145 for the six months ended September 30, 2009 is included in selling, general and administrative expenses in the consolidated statements of operations.
Accrued Expenses
The components of accrued expenses were as follows:

	Sept. 30, 2009	March 31, 2009
Accrued compensation and related taxes	$463,440	$553,926
Other	34,125	50,700

	$497,565	$604,626

Seasonality
Our business is moderately seasonal in nature based on the school year. Accordingly, our second fiscal quarter (the three month period ending September 30), which includes two full months during which schools are not in session (July and August), is the quarter in which we achieve our lowest volume of revenues.

Net Earnings (Loss) Per Share
Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflects the maximum dilution from potential common shares issuable pursuant to the exercise of stock options, if dilutive, outstanding during each period. Our net loss and weighted average shares outstanding used for computing diluted loss per share for continuing operations and discontinued operations were the same as those used for computing basic loss per share for the three and six months ended September 30, 2009 and 2008 because the inclusion of common stock equivalents to the calculation of diluted loss per share for continuing operations would be anti-dilutive. Potentially dilutive securities consisting of employee and director stock options to purchase 1,221,000 and 1,233,500 shares as of September 30, 2009 and 2008, respectively, were not included in the diluted net loss per share calculations because their effect would have been anti-dilutive.
Stock Option Plans
We accounted for stock-based compensation by recording stock options at their fair value on the measurement date, which is typically the date the services are performed (generally the vesting period of the grant).
There were no stock options granted during the six month period ended September 30, 2009. Stock-based compensation totaling $15,600 was recognized during the six months ended September 30, 2008 based on the fair value of stock options granted. We estimate the fair value of stock options granted using the Black-Scholes option pricing model.
At September 30, 2009, all outstanding options to purchase shares are fully vested. However, certain option grants contain disposition restrictions which prohibit the sale of 50% of the shares obtained through the exercise of such awarded options until the first anniversary of the grant date and the remaining 50% of the shares obtained through the exercise of the awarded options until the second anniversary of the grant date. At September 30, 2009, there was no unrecognized compensation cost related to non-vested stock option awards.
The following table summarizes information about stock option activity for the six months ended September 30, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at March 31, 2009	1,246,000	$2.12	5.3 years
Granted	—	$—	—
Expired	(25,000)	$2.50	—

Outstanding at September 30, 2009	1,221,000	$2.11	4.9 years	$—

Exercisable at September 30, 2009	1,221,000	$2.11	4.9 years	$—

There were no options outstanding with an exercise price less than the closing price of our shares of $0.65 as of September 30, 2009. Accordingly, there was no intrinsic value associated with outstanding options at such date.
Regulatory Matters
We are currently exploring alternatives to ITG’s corporate structure concerning non-compliance issues regarding the practice of certain licensed professions in the State of New York. If a change in professional practice structure is deemed necessary, we will take all appropriate measures to assure compliance on a timely basis. Revenues derived from services performed by these licensed professionals approximate 23% of total revenues for the six months ended September 30, 2009.
Subsequent Events
We have completed an evaluation of the impact of any subsequent events through November 13, 2009, the date these financial statements were issued, and determined that there were no subsequent events requiring disclosure in or adjustment to these financial statements.
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
Critical Accounting Policies
Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) in our Annual Report. There have been no material changes to the critical accounting policies or estimates reported in the MD&A section of our audited financial statements for the year ended March 31, 2009 as filed with the SEC.
Results of Operations — Three and Six Months ended September 30, 2009 and 2008
On September 12, 2008, we completed the disposition of our wholly-owned subsidiary, RPM Rehabilitation & Associates, Inc. (“RPM”). The financial statements have been reclassified to exclude the operating results of RPM from the continuing operations and account for them as discontinued operations. The following discussion relates only to our continuing operations, unless otherwise noted.
During the three and six month periods ended September 30, 2009, we recognized revenues of $1,317,905 and $3,224,996, respectively, from ITG’s operations. Revenues for the current quarter were approximately 31% lower than our first quarter ended June 30, 2009 as a result of the decline in demand for our services during the summer months when schools are not in session.
The costs of services for the three and six month periods ended September 30, 2009 were approximately 73.2% and 69.5% of revenue, respectively, consisting of payroll and payroll-related costs paid to ITG’s staff of salaried and per diem clinicians. The cost of services as a percentage of revenues for the quarter is higher than our previously reported quarter due to decreased utilization of our salaried clinicians during our slowest operating quarter.
Selling, general and administrative expenses for the three and six month periods ended September 30, 2009 were $708,745 and $1,383,424, respectively, as compared to $254,500 and $461,611 for the three and six month periods ended September 30, 2008, respectively. The increase in selling, general and administrative expenses in the current fiscal year versus the prior year’s comparable periods is the result of expenses incurred by ITG’s operations and the recording of amortization expense for intangible assets resulting from the ITG acquisition. Excluding ITG’s expenses, corporate selling, general and administrative expenses for the three months ended September 30, 2009 experienced a slight decrease over the comparable period in the prior year.
Interest income for the three and six months ended September 30, 2009 were $2,390 and $7,808, respectively, as compared to interest income of $35,907 and $77,706 for the three and six months ended September 30, 2008, respectively. The decrease in interest income was a result of substantial declines in prevailing interest rates compounded by a reduction in cash balances available for investment due to the payment to purchase ITG and subsequent repayment of ITG’s bank debt.
Liquidity and Capital Resources
At September 30, 2009, we had working capital of $4,253,389 as compared to working capital of $4,559,015 at March 31, 2009. We believe that we have sufficient cash resources and working capital to meet our present cash requirements.
During the six months ended September 30, 2009, net cash used in operating activities was $396,834, predominately attributable to the operating loss of $393,278 and partially offset by changes in operating assets and liabilities.
For the six months ended September 30, 2009, cash flows provided by investing activities related to the repayment of a receivable from the former shareholders of ITG and the return of funds held in escrow.
Future minimum lease payments under non-cancelable capital and operating leases and subleases, exclusive of future escalation charges, for the remainder of the fiscal year ending March 31, 2010 and fiscal years ending thereafter are as follows:

	Capital	Operating
	Leases	Leases
2010	$10,762	$106,000
2011	21,523	176,000
2012	8,004	128,000
2013	—	94,000
2014	—	5,000

Total minimum lease payments	40,289	$509,000

Less: Amounts representing interest	(3,515)

Present value of minimum lease payments	36,774
Less: Current portion	(18,879)

Long-term portion of capital leases	$17,895

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
Item 4T. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this Report. As of the end of the fiscal quarter ended September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.
(b) Changes in Internal Controls over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.
We are aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial reporting matters. However, we have decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are mitigated by active management involvement and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases.

PART II — OTHER INFORMATION
Item 6. Exhibits.
Exhibit 10.17	Lease Agreement, dated October 19, 2009, with respect to the Interactive Therapy Group Consultants, Inc. office located at 1870 South Winton Road, Rochester, NY

Exhibit 31.1	Section 302 Principal Executive Officer Certification

Exhibit 31.2	Section 302 Principal Financial Officer Certification

Exhibit 32.1	Section 1350 Certification

Exhibit 32.2	Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CLAIMS EVALUATION, INC.
Date: November 13, 2009	By:	/s/ Gary Gelman
Gary Gelman
Chairman of the Board, President and Chief Executive Officer

Date: November 13, 2009	By:	/s/ Gary J. Knauer
Gary J. Knauer
Chief Financial Officer, Treasurer and Secretary