Form 10-Q
period 2009-12-31
AMERICAN CLAIMS EVALUATION INC
filed 2010-02-12
CIK 774517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of February 12, 2010 was 4,754,900.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	Dec. 31, 2009	Mar. 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,406,787	$4,143,445
Accounts receivable, net	1,201,751	847,510
Receivable from former ITG shareholders	—	170,715
Prepaid expenses and other current assets	31,476	119,514

Total current assets	4,640,014	5,281,184

Property and equipment, net	189,485	235,493
Goodwill	145,000	750,000
Intangible assets, net	546,875	—
Other assets	19,787	17,415

Total assets	$5,541,161	$6,284,092

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$71,892	$99,492
Accrued expenses	562,470	604,626
Capital leases payable — current portion	19,307	18,051

Total current liabilities	653,669	722,169

Long-term liabilities:
Capital leases payable — net of current portion	12,905	27,546

Commitments

Stockholders’ equity:
Common stock, $.01 par value; authorized 20,000,000 shares; issued 5,050,000 shares; outstanding 4,754,900 shares	50,500	50,500
Additional paid-in capital	4,952,199	4,952,199
Retained earnings	339,161	998,951

	5,341,860	6,001,650
Treasury stock, at cost	(467,273)	(467,273)

Total stockholders’ equity	4,874,587	5,534,377

Total liabilities and stockholders’ equity	$5,541,161	$6,284,092

See accompanying notes to condensed consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2009	2008	2009	2008
Revenues	$1,734,379	$1,439,638	$4,959,375	$1,687,328
Cost of services	1,233,565	1,017,326	3,474,251	1,192,660

Gross margin	500,814	422,312	1,485,124	494,668

Selling, general and administrative expenses	768,225	670,230	2,151,649	1,131,841

Operating loss from continuing operations	(267,411)	(247,918)	(666,525)	(637,173)

Other income (expense):
Interest income	1,717	27,200	9,525	104,906
Interest expense	(818)	(626)	(2,790)	(886)

Loss from continuing operations	(266,512)	(221,344)	(659,790)	(533,153)

Discontinued operations:
Loss from discontinued operations	—	—	—	(1,996)
Gain on sale of discontinued operations	—	—	—	90,513

Net loss	$(266,512)	$(221,344)	$(659,790)	$(444,636)

Net earnings (loss) per share:
From continuing operations — basic and diluted	$(0.06)	$(0.05)	$(0.14)	$(0.11)

From discontinued operations — basic and diluted	$0.00	$0.00	$0.00	$0.02

Weighted average shares — basic and diluted	4,754,900	4,761,800	4,754,900	4,761,800

See accompanying notes to condensed consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	Dec. 31,	Dec. 31,
	2009	2008
Cash flows from operating activities:
Loss from continuing operations	$(659,790)	$(533,153)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	137,468	45,334
Stock-based compensation expense	—	21,100
Provision for allowance for doubtful accounts	—	35,000
Changes in operating assets and liabilities:
Accounts receivable	(354,241)	(45,166)
Prepaid expenses and other current assets	57,455	47,227
Other assets	(2,372)	—
Accounts payable	(27,600)	(127,292)
Accrued expenses	(42,156)	123,213

	(231,446)	99,416

Net cash used in operating activities of continuing operations	(891,236)	(433,737)
Operating activities of discontinued operations	—	34,439

Net cash used in operating activities	(891,236)	(399,298)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(568,375)
Acquisition escrow refund	30,583	—
Proceeds from acquisition purchase price adjustment	170,715	—
Proceeds from sale of subsidiary, net of cash divested	—	149,391
Capital expenditures	(33,335)	(5,598)

Net cash provided by (used in) investing activities	167,963	(424,582)
Investing activities of discontinued operations	—	(9,452)

Net cash provided by (used in) investing activities	167,963	(434,034)

Cash flows from financing activities:
Principal payment on debt	—	(1,105,356)
Principal payment on capital leases payable	(13,385)	(6,986)

Net cash used in financing activities	(13,385)	(1,112,342)

Net decrease in cash and cash equivalents	(736,658)	(1,945,674)
Cash and cash equivalents at beginning of period	4,143,445	6,239,442

Cash and cash equivalents at end of period	$3,406,787	$4,293,768

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,790	$886

See accompanying notes to condensed consolidated financial statements.

AMERICAN CLAIMS EVALUATION, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
December 31, 2009
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
Credit Risk
Service revenue is concentrated within a limited number of clients throughout New York State; municipalities within New York State provide substantial and significant revenue to us. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions in New York State. During the three month period ended December 31, 2009, we have started to experience a delay in payments received from these municipalities as a result of the challenging economic climate and the delay in funding to the municipalities from New York State. Although the accounts receivable for our services are still deemed collectible, we will actively monitor this issue when evaluating the adequacy of our allowance for doubtful accounts.

Goodwill and Intangible Assets
Our acquisition of all of the outstanding shares of ITG included intangible assets with a fair value of $605,000 on the date of the acquisition. We recorded $570,000 related to customer contracts and $35,000 related to a non-compete covenant within intangible assets. The remaining excess of the purchase price of $145,000 was assigned to goodwill. Customer contracts are being amortized over a fifteen-year period and the non-compete covenant is being amortized over a five-year period. The goodwill recorded as a result of the acquisition is deductible for Federal and New York State income tax purposes over a period of 15 years.
Intangible assets at December 31, 2009 consisted of the following:

		Accumulated
	Cost	Amortization	Net
Customer contracts	$570,000	$(49,083)	$520,917
Non-compete convenant	35,000	(9,042)	25,958

	$605,000	$(58,125)	$546,875

For the nine months ended December 31, 2009, amortization expense was $58,125. Assuming no changes in our intangible assets, estimated amortization expense for each of the five succeeding fiscal years is $45,000, $45,000, $45,000, $41,208 and $38,000.
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
Accrued Expenses
The components of accrued expenses were as follows:

	Dec. 31, 2009	March 31, 2009
Accrued compensation and related taxes	$455,035	$553,926
Other	107,435	50,700

	$562,470	$604,626

Seasonality
Our business is moderately seasonal in nature based on the school year. Accordingly, our second fiscal quarter (the three month period ending September 30), which includes two full months during which schools are not in session (July and August), is the quarter in which we achieve our lowest volume of revenues.
Net Earnings (Loss) Per Share
Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflects the maximum dilution from potential common shares issuable pursuant to the exercise of stock options, if dilutive, outstanding during each period. Our net loss and weighted average shares outstanding used for computing diluted loss per share for continuing operations and discontinued operations were the same as those used for computing basic loss per share for the three and nine months ended December 31, 2009 and 2008 because the inclusion of common stock equivalents in the calculation of diluted loss per share for continuing operations would be anti-dilutive. Potentially dilutive securities consisting of employee and director stock options to purchase 1,221,000 shares as of December 31, 2009 and 2008, respectively, were not included in the diluted net loss per share calculations because their effect would have been anti-dilutive.
Stock Option Plans
We account for stock-based compensation by recording stock options at their fair value on the measurement date, which is typically the date the services are performed (generally the vesting period of the grant). There were no stock options granted during the nine month period ended December 31, 2009. Stock-based compensation totaling $15,600 was recognized during the nine months ended December 31, 2008 based on the fair value of stock options granted. We estimate the fair value of stock options granted using the Black-Scholes option pricing model.
At December 31, 2009, all outstanding options to purchase shares are fully vested. However, certain option grants contain disposition restrictions which prohibit the sale of 50% of the shares obtained through the exercise of such awarded options until the first anniversary of the grant date and the remaining 50% of the shares obtained through the exercise of the awarded options until the second anniversary of the grant date. At December 31, 2009, there was no unrecognized compensation cost related to non-vested stock option awards.
The following table summarizes information about stock option activity for the nine months ended December 31, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at March 31, 2009	1,246,000	$2.12	5.3 years
Granted	—	$—	—
Expired	(25,000)	$2.50	—

Outstanding at December 31, 2009	1,221,000	$2.11	4.6 years	$—

Exercisable at December 31, 2009	1,221,000	$2.11	4.6 years	$—

There were no options outstanding with an exercise price less than the closing price of our shares of $0.73 as of December 31, 2009. Accordingly, there was no intrinsic value associated with outstanding options at such date.
Regulatory Matters
We are currently exploring alternatives to ITG’s corporate structure concerning non-compliance issues regarding the practice of certain licensed professions in the State of New York. If a change in professional practice structure is deemed necessary, we will take all appropriate measures to assure compliance on a timely basis. Revenues derived from services performed by these licensed professionals approximate 21% of total revenues for the nine months ended December 31, 2009.
We received a letter of inquiry from Vocational and Educational Services for Individuals with Disabilities (“VESID”), an office of the New York State Education Department, dated February 3, 2010, requesting details of the Company’s purchase of ITG. The Company is in the process of preparing a response to the correspondence received from VESID.

Reclassifications
Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.
Subsequent Events
We have completed an evaluation of the impact of any subsequent events through February 12, 2010, the date these financial statements were issued, and determined that there were no subsequent events requiring disclosure in or adjustment to these financial statements.

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
Results of Operations — Three and Nine Months ended December 31, 2009 and 2008
On September 12, 2008, we completed the disposition of our wholly-owned subsidiary, RPM Rehabilitation & Associates, Inc. (“RPM”). The financial statements have been reclassified to exclude the operating results of RPM from the continuing operations and account for them as discontinued operations. The following discussion relates only to our continuing operations, unless otherwise noted.
Revenues for the three month period ended December 31, 2009 were $1,734,379, an increase of approximately 20.5% over the $1,439,638 reported for the three month period ended December 31, 2008. This growth was generated from each of our three main areas of clinical services and program development; Early intervention programs, preschool programs and school staffing services achieved increases of approximately 9.1%, 10.3% and 50.8%, respectively, during the current three month period over the prior year’s comparable period. During the nine months ended December 31, 2009, we recognized revenues of $4,959,375 as compared to revenues of $1,687,328 for the nine months ended December 31, 2008. Results for the nine months ended December 31, 2008 only reflect revenues from ITG’s services since we acquired ITG on September 12, 2008.
Cost of services as a percentage of revenues for the three and nine month periods ended December 31, 2009 were approximately 71.1% and 70.1%, respectively. During the three and nine month periods ended December 31, 2008, the cost of services was approximately 70.7% as a percentage of revenues for each of the periods. The cost of services as a percentage of revenues in the current quarterly period increased as a result of the hiring of additional clinicians at slightly higher salaries to meet increased demand for services.
Selling, general and administrative expenses for the three and nine month periods ended December 31, 2009 were $768,225 and $2,151,649, respectively, as compared to $670,230 and $1,131,841 for the three and nine month periods ended December 31, 2008, respectively. The increase in selling, general and administrative expenses in the current fiscal year versus the prior year’s comparable periods is the result of expenses incurred by ITG’s operations and the recording of amortization expense for intangible assets resulting from the ITG acquisition. In addition, payroll costs have increased in the current quarterly period over the prior year’s quarter as a result of an increase in its administrative staff in ITG’s New York City office. The new hires are responsible for marketing our services in an effort to stimulate growth. Excluding ITG’s expenses, corporate selling, general and administrative expenses for the three months ended December 31, 2009 experienced a slight decrease over the comparable period in the prior year.
Interest income for the three and nine months ended December 31, 2009 was $1,717 and $9,525, respectively, as compared to interest income of $27,200 and $104,906 for the three and nine months ended December 31, 2008, respectively. The decrease in interest income was a result of a substantial decline in prevailing interest rates compounded by a reduction in cash balances available for investment due to the cash used to purchase ITG and subsequent repayment of ITG’s bank debt.
Liquidity and Capital Resources
At December 31, 2009, we had working capital of $3,986,345 as compared to working capital of $4,559,015 at March 31, 2009. We believe that we have sufficient cash resources and working capital to meet our present cash requirements.
During the nine months ended December 31, 2009, net cash used in operating activities was $891,236, predominately attributable to the operating loss of $659,790 and an increase in our outstanding accounts receivable of $354,241.
For the nine months ended December 31, 2009, cash flows provided by investing activities related to the repayment of a receivable from the former shareholders of ITG and the return of funds held in escrow.
Future minimum lease payments under non-cancelable capital and operating leases and subleases, exclusive of future escalation charges, for the remainder of the fiscal year ending March 31, 2010 and fiscal years ending thereafter are as follows:

	Capital	Operating
	Leases	Leases
2010	$5,381	$55,000
2011	21,523	176,000
2012	8,004	128,000
2013	—	94,000
2014	—	5,000

Total minimum lease payments	34,908	$458,000

Less: Amounts representing interest	(2,696)

Present value of minimum lease payments	32,212
Less: Current portion	(19,307)

Long-term portion of capital leases	$12,905

While we have not experienced any significant impact on our net revenues and profitability from the general slowdown of the economy or current global credit crisis, the continuing economic deterioration could have a negative impact in future periods.

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
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this Report. As of the end of the fiscal quarter ended December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.
(b) Changes in Internal Controls over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.
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

AMERICAN CLAIMS EVALUATION, INC.
Date: February 12, 2010	By:	/s/ Gary Gelman
Gary Gelman
Chairman of the Board, President and Chief Executive Officer

Date: February 12, 2010	By:	/s/ Gary J. Knauer
Gary J. Knauer
Chief Financial Officer, Treasurer and Secretary