Form 10-K
period 2010-03-31
AMERICAN LEARNING Corp
filed 2010-06-18
CIK 774517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-14807
AMERICAN LEARNING CORPORATION
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates was $735,784, based on the price at which the common stock was last sold on the NASDAQ Capital Market as of September 30, 2009.
The number of shares outstanding of the registrant’s common stock as of June 18, 2010 was 4,754,900.
DOCUMENTS INCORPORATED BY REFERENCE
The information required for Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year.

PART I
Note: As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “our Company” or any derivative thereof, shall mean American Learning Corporation and its subsidiaries, Interactive Therapy Group Consultants, Inc. (“ITG”) and Signature Learning Resources, Inc. (“SLR”).
Item 1. Business.
Overview
American Learning Corporation (formerly American Claims Evaluation, Inc.) was incorporated in the State of New York and commenced operations in April 1982. Through March 31, 2008, we provided a full range of vocational rehabilitation and disability management services designed to maximize injured workers’ abilities in order to reintegrate them into their respective communities through our wholly owned subsidiary, RPM Rehabilitation & Associates, Inc. (“RPM”).
During the year ended March 31, 2008, we had entered into a non-binding letter of intent to sell all of the outstanding shares of stock of RPM. Accordingly, the results of RPM’s operations were classified as discontinued operations and except where specific discussions of RPM are made, all financial information presented in this Annual Report excludes RPM for all periods presented.
Subsequently, on September 12, 2008, we sold RPM for a purchase price of $150,000 in cash, plus an additional purchase price of up to $150,000 in cash contingent upon the future net earnings of RPM calculated over the five-year period after the closing of the transaction. Through March 31, 2010, additional consideration totaling $2,928 has been earned.
On September 12, 2008, we acquired all of the issued and outstanding shares of ITG for an adjusted purchase price of $174,632. We had been seeking an acquisition to transition into a new line of business and ITG possesses an opportunity to grow organically in its industry and through the potential for add-on acquisitions.
On February 17, 2010, we mailed an Information Statement to all of the holders of record of the common stock of the Company as of the close of business on February 12, 2010. The purpose of the Information Statement was to notify shareholders of our intent to change the corporate name of American Claims Evaluation, Inc. to American Learning Corporation. The corporate name change became effective on March 18, 2010, twenty (20) days after the Information Statement was mailed to shareholders. American Learning Corporation more accurately reflects our business and current line of operations.
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
Preschool Programs
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
School Staffing Programs
School-age children with disabilities or delays may qualify for a host of special education and related services, which are the responsibility of the school district. Because these services are mandated by state law, districts are required to provide them. When a district cannot provide the required service using their own personnel resources, they must contract with vendors to provide them. We contract with districts and individual schools needing to complement their resources to provide speech-language pathologists, physical therapists, occupational therapists, special education teachers, special education coordinators and psychologists. Our school staffing services range in scope from a few hours per week of a specific service to the outsourcing of an entire special education department/function, including coordination, compliance, and professional development services.
In February 2010, we formed SLR as a new wholly owned subsidiary. During the next fiscal year, we will transition all of the school staffing programs from ITG into SLR. Since these programs have shown the largest growth of each of our lines of clinical services, SLR will be committed to focusing specifically on school staffing services seeking to expand within our existing service areas as well as additional markets.
We will evaluate whether our school staffing services meet the criteria of a separate reportable operating segment in the future as we transition contracts to SLR.
We had two customers that represented 17% and 11% of revenues for the year ended March 31, 2010. We had four customers that represented 19%, 15%, 14% and 11% of revenue for the years ended March 31, 2009.
Sales and Marketing
The Presidents of ITG and SLR, our regional directors and our regional team leaders establish and maintain relationships with customers. To supplement their efforts, we use targeted marketing programs, including direct mail to our customer contacts and to members of professional organizations; public relations activities; participation in trade shows; newsletters and ongoing customer communication programs.
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
Regulatory Matters
The services we provide are subject to a variety of local, state and federal governmental regulations. The individuals that we utilize to provide our services are subject to licensing and certification requirements and regulations with respect to their respective professions and their interaction with children.
We are currently exploring alternatives to ITG’s corporate structure concerning non-compliance issues regarding the practice of certain licensed professions in the State of New York. If a change in professional practice structure is deemed necessary, we will take all appropriate measures to assure compliance on a timely basis. Revenues derived from services performed by these licensed professionals approximate 24% and 23% of total revenues for the years ended March 31, 2010 and 2009, respectively.
In addition, our financial reporting, corporate governance , public disclosure and compliance practices are governed by laws, such as the Sarbanes-Oxley Act of 2002 (“SOX”) and rules and regulations issued by the Securities and Exchange Commission (“SEC”).
Employees
As of March 31, 2010, we had 169 employees of which 82 were full-time and 87 were per diem. Of these full-time employees, we have two employees at our executive office in Jericho, New York and four employees at ITG’s headquarters in East Syracuse, New York. ITG employs 17 people in East Syracuse, New York, 22 in New York, New York, 19 in Rochester, New York, 15 in Amherst, New York, two in Poughkeepsie, New York and one in the Washington D.C. area.
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
Currently, most EI providers in New York State, including our Company, are not in compliance with the existing laws governing the practice of these licensed professions. In the past, legislation has been introduced in the New York State Senate to amend the New York Education Law in relation to the practice of licensed professionals by EI companies and their employees and to repeal certain provisions of such related law thereto which currently prohibit corporate practice of certain licensed professions. Such legislation attempted to reconcile conflicting provisions of the New York Education Law and New York Public Health Law which contemplates that EI companies be organized to provide a full range of EI program services. We cannot assure that any future legislation will be enacted into law to resolve this matter and that we will be in substantial compliance with current laws and regulations.
We also cannot assure that we will be able to comply with any future laws and regulations. To the extent that new regulations are adopted, we will be required to conform our activities in order to comply with such regulations. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, as well as potential criminal sanctions, which could have a material adverse effect on our business, operations and/or finances.
We may not be able to achieve or maintain profitability.
We have incurred continuing operating losses and may not be able to achieve or maintain profitability on a quarterly or annual basis. In order for us to achieve and maintain consistent profitability from our operations, we must achieve revenue above current levels. Operating expenses may increase as we attempt to expand our services and to the extent that we acquire other businesses and services. As a result, we may need to increase our revenue significantly to achieve sustainable profitability. We cannot assure you that we will be able to achieve sustainable profitability.
Reductions in funding for governmental programs could substantially reduce our ability to be profitable.
Substantially all of the services we offer are through government-sponsored programs. As a result, our ability to earn a profit is dependent, in large part, on continued funding for government programs at or above current levels. Future reimbursement rate levels for our services may be affected by continued government efforts to contain costs and/or federal and state budgetary restraints.
Our efforts to expand our school staffing services may be impacted by opposition to the charter school movement.
We view the expansion of our school staffing programs as an opportunity for growth in the upcoming year. However, educators, teachers unions and activist groups have raised opposition to various education initiatives designed to help charter schools expand in number and secure additional funding. If the creation of new charter schools or enrollment in charter schools is hindered, our ability to achieve growth in our programs may be affected.
We may not be able to realize the benefits of our operating loss (“NOL”) carryforwards.
NOLs may be carried forward to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income. Based on current federal corporate income tax rates, our NOLs could provide a benefit to us, if fully utilized, of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon the amount of our otherwise taxable income. If we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOL carryforwards permanently. NOLs, if unutilized, will expire in fiscal years ending March 31, 2023 through March 31, 2030.
The industry in which we operate is highly competitive and has relatively low barriers to entry. Increased competition could result in margin erosion and loss of market share.
Our competitors include professional firms, privately held companies, schools and not-for-profit organizations and associations. Many of our existing competitors have greater financial resources, larger market share, broader and more diverse professional staffs and/or lower cost structures than we do, which may enable them to establish a stronger competitive position than we have. If we fail to address competitive developments quickly and effectively, our ability to maintain our current market share and/or to expand our business may be affected.
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
As of March 31, 2010, based on current requirements and our public float, we were not required to comply with the requirements of Section 404 of SOX (“SOX 404”) which require our independent auditors to opine on the effectiveness of our internal controls over financial reporting. Under current law, and our current public float, we expect to be subject to this requirement for our fiscal year ending March 31, 2011. If we fail to correct any deficiencies in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and adversely impact the trading price of our common stock.
Our common stock could be delisted from the NASDAQ Capital Market.
On March 1, 2010, we received a deficiency letter from The Nasdaq Stock Market (“Nasdaq”) indicating that for 30 consecutive business days the Company’s common stock, par value $.01 (the “Shares”), had a closing bid price below the $1.00 minimum closing bid as required for continued listing set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a grace period of 180 calendar days, or until August 30, 2010, to regain compliance with this requirement. At this time, this notification has no effect on the listing of our Shares on The Nasdaq Capital Market.
We can regain compliance with the minimum closing bid price rule if the bid price of our Shares closes at $1.00 or higher for a minimum of 10 consecutive business days during the initial 180 calendar day grace period, although Nasdaq may, in its discretion, require us to maintain a bid price of at least $1.00 per share for a period in excess of 10 consecutive business days (but generally no more than 20 consecutive business days) before determining that we have demonstrated the ability to maintain long-term compliance. If compliance is not achieved by August 30, 2010, we may be eligible for an additional 180 calendar day grace period if we meet The Nasdaq Capital Market initial listing criteria as set forth in Nasdaq Listing Rule 5505 other than the minimum closing bid price requirement. If we are not eligible for such additional grace period, or do not regain compliance during any additional grace period, Nasdaq will provide written notice to the Company that its securities will be delisted from The Nasdaq Capital Market. At such time, we would be able to appeal the delisting determination to the Nasdaq Listing Qualifications Department.
In the event of such delisting, trading, if any, in our Shares may then continue to be conducted in the non-Nasdaq over-the-counter market in what are commonly referred to as the electronic bulletin board and the ''pink sheets.’’ As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our Shares. In addition, we would be subject to a rule promulgated by the SEC that, if we fail to meet criteria set forth in such rule, imposes various requirements on broker-

dealers who sell securities governed by the rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to the sale. Consequently, the rule may have a material adverse effect on the ability of broker-dealers to sell our securities, which may materially affect the ability of shareholders to sell our securities in the secondary market.
A delisting from the NASDAQ Capital Market would also make us ineligible to use Form S-3 to register a future sale of our Shares or to register the resale of our securities with the SEC, thereby making it more difficult and expensive for us to register our Shares or other securities and raise additional capital.
The price of our Shares has reflected a great deal of volatility, including a significant decrease over the past few years. The volatility may mean that, at times, our shareholders may be unable to resell their Shares at or above the price at which they acquired them.
From April 1, 2008 to March 31, 2010, the price per share of our Shares has ranged from a high of $1.75 to a low of $0.23. The price of our Shares has been, and may continue to be, highly volatile and subject to wide fluctuations. The market value of our Shares has declined in the past, in part, due to our operating performance. In the future, broad market and industry factors may decrease the market price of our Shares, regardless of our actual operating performance. Recent declines in the market price of our Shares and in broad capital markets could affect our access to capital. As a result of any such declines, many shareholders have been or may become unable to resell their Shares at or above the price at which they acquired them.
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
Item 4. (Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Shares trade on the NASDAQ Capital Market under the symbol “ALRN”.
The following table sets forth the range of high and low sales prices for our Shares for each quarter during the period April 1, 2008 through March 31, 2010:

	High	Low
Fiscal 2009:
Quarter ended June 30, 2008	$1.69	$0.77
Quarter ended September 30, 2008	$1.35	$0.65
Quarter ended December 31, 2008	$1.00	$0.29
Quarter ended March 31, 2009	$1.00	$0.23
Fiscal 2010:
Quarter ended June 30, 2009	$1.40	$0.50
Quarter ended September 30, 2009	$0.99	$0.34
Quarter ended December 31, 2009	$1.75	$0.46
Quarter ended March 31, 2010	$1.17	$0.65
The number of holders of our Shares was approximately 416 on June 18, 2010, computed by the number of record holders, inclusive of holders for whom Shares are being held in the name of brokerage houses and clearing agencies.
Dividends
We have never paid a cash dividend and do not presently anticipate doing so in the foreseeable future, but expect to retain earnings, if any, for use in our business.
Recent Sales of Unregistered Securities
None.
Company Purchases of its Equity Securities
None.

Item 6.	Selected Financial Data.
We are a “smaller reporting company” as defined by Regulation S-K and, as such, we are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Recent Developments — Name Change
On March 18, 2010, we changed our name from American Claims Evaluation, Inc. to American Learning Corporation. On February 17, 2010, we filed an information statement on Schedule 14C with the SEC to furnish shareholders with notification of the corporate name change to American Learning Corporation.

The name change was effected by filing a Certificate of Amendment of the Certificate of Incorporation of the Company with the Secretary of State of the State of New York on March 18, 2010. We also changed our stock ticker symbol on The Nasdaq Capital Market from “AMCE” to “ALRN” effective at the commencement of trading on March 22, 2010.
The new name is intended to more accurately reflect the Company’s current business model and scope of its service offerings.
Critical Accounting Policies and Estimates
We make estimates and assumptions in the preparation of our consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). We evaluate these estimates on an ongoing basis. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities. Actual results may differ significantly from those estimates under different assumptions and conditions. (See Forward-Looking Statements in Item 1A). We considered the following accounting policies to be the most critical due to the estimation process involved in each:
Allowance for Doubtful Accounts
We monitor collections and payments and maintain an allowance for doubtful accounts based upon our historical experience and any specific collection issues that we have identified. While such credit losses have been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that were experienced in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of various governmental entities. Changes to the estimated allowance for doubtful accounts could be material to our results of operations and financial condition.
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
Goodwill and Intangible Assets
Goodwill is tested for impairment annually as of March 31, the last day of our fourth fiscal quarter, unless an event occurs that would cause us to believe the value is impaired at an interim date. There was no impairment of goodwill and no adjustments were deemed necessary as a result of our impairment testing at March 31, 2010.

The Company assesses the recoverability of the carrying value of our identifiable intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Intangible assets are being amortized on a straight-line basis over their estimated useful lives, which vary from five to fifteen years.
Results of Operations
During the year ended March 31, 2008, we entered into a non-binding letter of intent to sell all of the outstanding shares of stock of RPM. Accordingly, the results of operations of RPM were classified as discontinued operations and except where specifically discussed, all financial information presented in this Annual Report excludes RPM for all periods presented.
On September 12, 2008, we closed on the sale of RPM for a sale price of $150,000 in cash, plus additional proceeds up to $150,000 in cash contingent upon the future net earnings of RPM calculated over the five-year period after the closing of the transaction. Through March 31, 2009, additional consideration of $2,928 has been earned. As a result of the sale of RPM, the Company recorded a gain of $90,513 during the year ended March 31, 2009.
On September 12, 2008, we acquired all of the issued and outstanding shares of ITG for an adjusted purchase price of $174,632. ITG provides a comprehensive range of services to children with developmental delays and disabilities. We had been seeking an acquisition to transition into a new line of business. ITG possesses an opportunity to grow organically in its industry and through the potential for add-on acquisitions.
During the year ended March 31, 2010 (“Fiscal 2010”), we recognized revenues of $6,973,752 as compared to revenues of $3,320,926 for the year ended March 31, 2009 (“Fiscal 2009”). Results for Fiscal 2009 only reflect revenues from ITG’s services since it was acquired on September 12, 2008.
Our cost of services consists of payroll and payroll related costs paid to our staff of salaried and per diem clinicians. As a percentage of revenue, costs of services were consistent during Fiscal 2010 and Fiscal 2009 at approximately 69.9% of revenue.
Selling, general and administrative expenses for Fiscal 2010 and Fiscal 2009 were $2,933,734 and $1,804,312, respectively. Fiscal 2010 represents a full year of operating expenses for ITG as opposed to ITG’s expenses for the period of September 12, 2008 to March 31, 2009 in Fiscal 2009. In Fiscal 2010, selling, general and administrative expenses increased over the comparable period in Fiscal 2009 as a result of amortization expense for intangible assets recognized in the allocation of ITG’s purchase price. In addition, payroll costs have increased in Fiscal 2010 over Fiscal 2009’s comparable period as a result of increases in our administrative staff in ITG’s New York City office. The new hires are responsible for marketing our services in an effort to stimulate growth.
Interest income was $10,187 and $115,296 during Fiscal 2010 and Fiscal 2009, respectively. The decrease in interest income was a result of substantial declines in prevailing interest rates compounded by a reduction in cash balances available for investment due to the cash used to purchase ITG and subsequent repayment of ITG’s bank debt.
Under the terms of the ITG purchase agreement, the purchase price was subject to adjustment based on the final determination of the tangible net worth of ITG on the closing date of the acquisition (the “Final Calculation”). Based on the Final Calculation, the purchase price was reduced by $374,785. Of this amount, $170,715 was repaid by the former ITG shareholders subsequent to March 31, 2009. Since the collectability of the remaining balance was unlikely, we recorded a reserve of $204,070 for this uncollectible balance in Other Income/(Expense) in the Consolidated Statements of Operations during the fourth quarter of Fiscal 2009.
We evaluate the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. We believe it is more likely than not that the deferred tax assets will not be realized. As of March 31, 2010, we had net operating loss carryforwards of approximately $3,799,000 which will be available to reduce future taxable income which expire in various years from March 31, 2023 through March 31, 2030.
Liquidity and Capital Resources
Our primary source of cash is existing cash resources. At March 31, 2010, we had working capital of $3,847,444 as compared to working capital of $4,559,015 at March 31, 2009. We believe that we have sufficient cash resources and working capital to meet our present cash requirements.
During Fiscal 2010, net cash used in operating activities of continuing operations was $845,855, primarily due to the loss from continuing operations of $823,142 and an increase in accounts receivable of $390,030, offset by increases in accounts payable and accrued expenses of $94,303, accrued compensation and related taxes of $118,205 and depreciation and amortization of $173,431.
During Fiscal 2010, our investing activities provided $160,955, which consisted primarily of $170,715 related to the repayment of a receivable from the former shareholders of ITG and the return of funds previously held in escrow.
Our financing activities in Fiscal 2010 used a total of $18,052 for payments of our capital lease obligations.
We are currently exploring alternatives to ITG’s corporate structure concerning non-compliance issues regarding the practice of certain licensed professions in the State of New York. If a change in professional practice structure is deemed necessary, we will take all appropriate measures to assure compliance on a timely basis. Revenues derived from services performed by these licensed professionals approximate 24% and 23% of total revenues during Fiscal 2010 and 2009, respectively.
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
Credit Risk
Service revenue is concentrated within a limited number of clients throughout New York State; municipalities within New York State provide substantial and significant revenue to us. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions in New York State. During the year ended March 31, 2010, we have started to experience a delay in payments received from these municipalities as a result of the challenging economic climate and the delay in funding to the municipalities from New York State. Although the accounts receivable for our services are still deemed collectible, we will actively monitor this issue when evaluating the adequacy of our allowance for doubtful accounts.

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
Subsequent Events
We have completed an evaluation of the impact of any subsequent events through the date the financial statements contained in this Report and determined that there were no subsequent events requiring disclosure in or adjustment to these financial statements.
Recently Issued Accounting Pronouncements
In February 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events (“Topic 855”): Amendments to Certain Recognition and Disclosure Requirements. The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements. Removal of the disclosure requirement is not expected to affect the nature or timing of subsequent events evaluations preformed by the Company. This ASU became effective upon issuance.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
We are a “smaller reporting company” as defined by Regulation S-K and, as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8.	Financial Statements and Supplementary Data.
The financial statements required by this Item are set forth at the pages indicated in Item 13 on page 18 of this Annual Report.

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
Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was effective as of March 31, 2010.
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

c). Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Item 9B.	Other Information.
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Certain information concerning our directors and executive officers is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held in September 2010 which will be filed with the SEC no more than 120 days after the close of our fiscal year.

Item 11.	Executive Compensation.
Information regarding executive compensation is incorporated by reference to the Proxy Statement, which will be filed with the SEC no more than 120 days after the close of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding securities authorized for issuance under equity compensation plans and certain information regarding security ownership of certain beneficial owners and management is incorporated by reference to the Proxy Statement, which will be filed with the SEC no more than 120 days after the close of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related transactions is incorporated by reference to the Proxy Statement, which will be filed with the SEC no more than 120 days after the close of our fiscal year.

Item 14.	Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is incorporated by reference to the Proxy Statement, which will be filed with the SEC no more than 120 days after the close of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
Documents filed with this report:
1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2010 and 2009

Consolidated Statements of Operations for the years ended March 31, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended March 31, 2010 and 2009

Notes to Consolidated Financial Statements

Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required or not applicable or because the required information is presented in the financial statements or related notes.

2.	Exhibits

3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit E to the Company’s Proxy Statement, dated September 14, 2007).

3.2	By-Laws (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for its year ended March 31, 2008).

10.3	1997 Stock Incentive Plan (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8, File No. 333-39071, dated October 30, 1997).

10.4	2000 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated September 11, 2000).

10.5	Employment Agreement, dated June 7, 2001, between the Company and Gary Gelman (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for its year ended March 31, 2001).

10.6	Sublease Agreement, dated August 20, 2004, between American Para Professional Systems, Inc. and the Company with respect to the premises at One Jericho Plaza, Jericho, NY (Incorporated by reference to Exhibit 10 to the Company’s Form 10-QSB for the quarter ended September 30, 2005).

10.8	2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for its year ended March 31, 2005).

10.9	2007 Stock Incentive Plan (Incorporated by reference to Exhibit F to the Company’s Proxy Statement, dated September 14, 2007).

10.10	Stock Purchase Agreement by and among the Company, John Torrens, Kyle Palin Torrens and Carlena Palin Torrens, dated September 12, 2008 (Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K dated September 16, 2008).

10.11	Escrow Agreement by and among the Company, John Torrens, Kyle Palin Torrens, Carlena Palin Torrens and Siller Wilk LLP dated September 12, 2008 (Incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K dated September 16, 2008).

10.12	Stock Purchase Agreement by and between the Company and Stephen D. Renz, dated September 12, 2008 (Incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K dated September 16, 2008).

10.13	Employment Agreement dated September 12, 2008, between Interactive Therapy Group Consultants, Inc. and John Torrens (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-QSB for the quarter ended September 30, 2008).

10.14	Lease Agreement, dated April 13, 2005, with respect to the Interactive Therapy Group Consultants, Inc. office located at 19 West 21st Street, New York, NY (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for its year ended March 31, 2009).

10.15	Lease Agreement, dated January 4, 2008, with respect to the Interactive Therapy Group Consultants, Inc. office located at One Adler Drive, East Syracuse, NY (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for its year ended March 31, 2009).

10.16	Lease Agreement, dated February 4, 2009, with respect to the Interactive Therapy Group Consultants, Inc. office located at 331 Alberta Drive, Amherst, NY (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for its year ended March 31, 2009).

10.17	Lease Agreement, dated October 19, 2009, with respect to the Interactive Therapy Group Consultants, Inc. office located at 1870 South Winton Road, Rochester, NY (Incorporated by reference to Exhibit 10.17 to the Company’s 10-Q for the quarter ended September 30, 2008).

10.18	Lease Modification and Extension Agreement, dated as of May 12, 2010, with respect to the Interactive Therapy Group Consultants, Inc. office located at 19 West 21st Street, New York, NY.

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB for its year ended March 31, 2004).

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LEARNING CORPORATION
By:	/s/ Gary Gelman
Gary Gelman
Chairman of the Board, President and Chief Executive Officer

DATE: June 18, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Gary Gelman	Chairman of the Board, President and Chief Executive Officer	June 18, 2010

Gary Gelman	(Principal Executive Officer)

/s/ Gary J. Knauer	Chief Financial Officer, Treasurer and Secretary	June 18, 2010

Gary J. Knauer	(Principal Financial and Accounting Officer)

/s/ Edward M. Elkin	Director	June 18, 2010

Edward M. Elkin, M.D.

/s/ Peter Gutmann	Director	June 18, 2010

Peter Gutmann

/s/ Joseph Looney	Director	June 18, 2010

Joseph Looney

AMERICAN LEARNING CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
American Learning Corporation
We have audited the accompanying consolidated balance sheets of American Learning Corporation (formerly American Claims Evaluation, Inc.) and subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Learning Corporation and subsidiaries as of March 31, 2010 and 2009, and results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Holtz Rubenstein Reminick LLP
Melville, New York
June 18, 2010

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2010 and 2009

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$3,440,493	$4,143,445
Accounts receivable (net of allowance for doubtful accounts of $60,000)	1,237,540	847,510
Receivable from former ITG shareholders	—	170,715
Prepaid expenses and other current assets	105,781	119,514

Total current assets	4,783,814	5,281,184

Goodwill	145,000	750,000
Intangible assets, net	535,625	—
Property and equipment, net	171,780	235,493
Other assets	19,787	17,415

Total assets	$5,656,006	$6,284,092

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$244,495	$150,192
Accrued compensation and related taxes	672,131	553,926
Capital leases payable — current portion	19,744	18,051

Total current liabilities	936,370	722,169

Long-term liabilities:
Capital leases payable — net of current portion	7,801	27,546

Commitments

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 20,000,000 shares; issued 5,050,000 shares; outstanding 4,754,900 shares	50,500	50,500
Additional paid-in capital	4,952,799	4,952,199
Retained earnings	175,809	998,951

	5,179,108	6,001,650

Treasury stock, at cost	(467,273)	(467,273)

Total stockholders’ equity	4,711,835	5,534,377

Total liabilities and stockholders’ equity	$5,656,006	$6,284,092

See accompanying notes to consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended March 31, 2010 and 2009

	2010	2009
Revenues	$6,973,752	$3,320,926
Cost of services	4,872,632	2,321,431

Gross profit	2,101,120	999,495
Selling, general, and administrative expenses	2,933,734	1,804,312

Operating loss from continuing operations	(832,614)	(804,817)
Other income (expense):
Interest income	10,187	115,296
Interest expense	(3,643)	(2,026)
Other income	2,928	—
Reserve for uncollectible receivable	—	(204,070)

Loss from continuing operations	(823,142)	(895,617)
Discontinued operations (note 2):
Gain on sale of discontinued operations	—	90,513
Gain (loss) from discontinued operations	—	(1,996)
Provision for loss on disposal	—	—

Net loss	$(823,142)	$(807,100)

Net income (loss) per share:
From continuing operations — basic and diluted	$(0.17)	$(0.19)
From discontinued operations — basic and diluted	—	0.02

	$(0.17)	$(0.17)

Weighted average shares — basic and diluted	4,754,900	4,760,075

See accompanying notes to consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended March 31, 2010 and 2009

			Additional				Total
	Common stock		paid-in	Retained	Treasury stock		stockholders'
	Shares	Par value	capital	earnings	Shares	Amount	equity
Balance at March 31, 2008	5,050,000	$50,500	$4,931,099	$1,806,051	288,200	$(461,841)	$6,325,809

Net loss	—	—	—	(807,100)	—	—	(807,100)
Purchase of treasury shares					6,900	(5,432)	(5,432)
Stock compensation expense	—	—	21,100	—	—	—	21,100

Balance at March 31, 2009	5,050,000	50,500	4,952,199	998,951	295,100	(467,273)	5,534,377

Net loss	—	—	—	(823,142)	—	—	(823,142)
Stock compensation expense	—	—	600	—	—	—	600

Balance at March 31, 2010	5,050,000	$50,500	$4,952,799	$175,809	295,100	$(467,273)	$4,711,835

See accompanying notes to consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended March 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Loss from continuing operations:	$(823,142)	$(895,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible receivable	—	204,070
Depreciation and amortization	173,431	73,923
Stock-based compensation expense	600	21,100
Provision for doubtful accounts	—	60,000
Changes in assets and liabilities:
Accounts receivable	(390,030)	(125,350)
Prepaid expenses and other current assets	(16,850)	(21,396)
Other assets	(2,372)	1,150
Accounts payable and accrued expenses	94,303	(90,283)
Accrued compensation and related taxes	118,205	205,687

Net cash used in operating activities of continuing operations	(845,855)	(566,716)
Operating activities of discontinued operations	—	34,439

Net cash used in operating activities	(845,855)	(532,277)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(568,375)
Proceeds from acquisition purchase price adjustment	170,715	—
Acquisition escrow refund	30,583	—
Proceeds from sale of subsidiary, net of cash divested	—	149,391
Capital expenditures	(40,343)	(13,245)

Net cash used in investing activities	160,955	(432,229)
Investing activities of discontinued operations	—	(9,452)

Net cash provided by (used in) investing activities	160,955	(441,681)

Cash flows from financing activities:
Payment of debt	—	(1,105,356)
Payment of capital lease payable	(18,052)	(11,251)
Purchase of treasury shares	—	(5,432)

Net cash used in financing activities	(18,052)	(1,122,039)

Net decrease in cash and cash equivalents	(702,952)	(2,095,997)

Cash and cash equivalents — beginning of year	4,143,445	6,239,442

Cash and cash equivalents — end of year	$3,440,493	$4,143,445

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,643	$2,026

See accompanying notes to consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(1)	Summary of Significant Accounting Policies
(a)	Name Change

Effective March 18, 2010, American Claims Evaluation, Inc. changed its name to American Learning Corporation (the “Company”).

On February 17, 2010, the Company filed an information statement on Schedule 14C with the Securities and Exchange Commission (the “SEC”) to furnish shareholders with notification of the corporate name change to “American Learning Corporation”. The name change was effected by filing a Certificate of Amendment of the Certificate of Incorporation of the Company with the Secretary of State of the State of New York on March 18, 2010.

The new name is intended to more accurately reflect the Company’s current business model and scope of its service offerings.

(b)	Nature of Business

The Company provides comprehensive services to children with developmental delays and disabilities through its wholly-owned subsidiaries, Interactive Therapy Group Consultants, Inc. (“ITG”) and Signature Learning Resources, Inc. (“SLR”).

(c)	Principles of Consolidation

The Company’s financial statements are prepared on a consolidated basis and include the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(d)	Cash and Cash Equivalents

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. From time to time, the Company invests its excess cash in money market accounts that are stated at cost and approximate market value.

(e)	Allowance for Doubtful Accounts

The Company must make estimates of the uncollectability of all accounts receivable. Management specifically analyzes receivables, historical bad debts and changes in circumstances when evaluating the adequacy of the allowance for doubtful accounts.

(f)	Revenue Recognition

The Company recognizes revenue for services when there is evidence of billable time expended. Deferred revenue is recorded for amounts attributable to special education programs when invoiced and recognized over the applicable program periods.

(g)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the estimated lives of the improvements or the remaining term of the lease.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(h)	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is tested for impairment at least annually for possible impairment. The Company performs its tests as of March 31, the last day of its fourth fiscal quarter, unless an event occurs that would cause the Company to believe the value is impaired at an interim date. There was no impairment of goodwill and no adjustments were deemed necessary as a result of our impairment testing at March 31, 2010.

The Company assesses the recoverability of the carrying value of its identifiable intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Intangible assets are being amortized on a straight-line basis over their estimated useful lives, which vary from five to fifteen years.

(i)	Income Taxes

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

The Company measures and recognizes the tax implications of positions taken or expected to be taken in its tax returns on an ongoing basis. The Company has no unrecognized tax benefits or liabilities, and no adjustment to its financial position, results of operations or cash flows relating to uncertain tax positions taken on all open tax years.

(j)	Earnings (Loss) per Share

Basic earnings (loss) per share is computed on the weighted average common shares outstanding. Diluted earnings per share reflects the maximum dilution from potential common shares issuable pursuant to the exercise of stock options, if dilutive, outstanding during each period. Employee and director stock options to purchase 1,221,000 and 1,246,000 shares of common stock for the years ended March 31, 2010 and 2009, respectively, were not included in the diluted loss per share calculations because their effect would have been anti-dilutive.

(k)	Fair Value of Financial Instruments

The carrying values of the Company’s monetary assets and liabilities approximate fair value as a result of the short-term nature of such assets and liabilities.

(l)	Concentration of Credit Risk

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

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
The Company had two customers that represented 17% and 11% of revenues for the year ended March 31, 2010. The Company had four customers that represented 19%, 15%, 14% and 11% of revenue for the years ended March 31, 2009.

(m)	Use of Estimates

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

(n)	Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the vesting period.

(o)	Reclassifications

Certain prior year balances have been reclassified to conform with current year classifications. These reclassifications have no effect on the Company’s results of operations.

(p)	Subsequent Events

The Company completed an evaluation of the impact of any subsequent events through the date these financial statements were issued and determined that there were no subsequent events requiring disclosure in or adjustment to these financial statements.

(q)	Recently Issued Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events (“Topic 855”): Amendments to Certain Recognition and Disclosure Requirements. The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements. Removal of the disclosure requirement is not expected to affect the nature or timing of subsequent events evaluations preformed by the Company. This ASU became effective upon issuance.
(2)	Acquisition

On September 12, 2008, the Company acquired all of the issued and outstanding shares of ITG for an adjusted purchase price of $174,632. ITG is a provider of a comprehensive range of services to children with developmental delays and disabilities. The Company had been seeking an acquisition to transition into a new line of business. ITG possesses an opportunity to grow organically in its industry and through the potential for add-on acquisitions.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
In August 2009, the Company obtained a valuation report from an outside valuation firm and completed the initial accounting for the ITG acquisition. As a result, $605,000 was allocated from goodwill to intangible assets. The allocation of the excess of the purchase price over the fair value of identifiable net assets acquired was classified as follows:

Customer contracts	$570,000
Non-compete convenant	35,000
Goodwill	145,000

$750,000

The Company is currently exploring alternatives to ITG’s corporate structure concerning non-compliance issues regarding the practice of certain licensed professions in the State of New York. If a change in professional practice structure is deemed necessary, the Company will take all appropriate measures to assure compliance on a timely basis. Revenues derived from services performed by these licensed professionals approximate 24% and 23% of consolidated revenues for the years ended March 31, 2010 and 2009, respectively.
(3)	Discontinued Operations
On September 12, 2008, the Company sold RPM Rehabilitation & Associates, Inc. (“RPM”) for a purchase price of $150,000 in cash, plus an additional purchase price of up to $150,000 in cash contingent upon the future net earnings of RPM calculated over the five year period after the closing of the transaction. Through March 31, 2010, additional consideration of $2,928 has been earned and recorded as other income in the Consolidated Statements of Operations for the year ended March 31, 2010. A gain on the sale of RPM of $90,513 was recorded for the year ended March 31, 2009.

The results of RPM’s operations have been classified as discontinued operations in all periods presented.

(4)	Property and Equipment
Property and equipment consists of the following at March 31, 2010 and 2009:

			Estimated
	2010	2009	useful life
Equipment	$207,936	$175,998	5 years
Computer software	97,552	89,147	3 - 10 years
Furniture and fixtures	19,602	19,602	5 - 10 years
Assets under capital leases	56,220	56,220	5 years
Leasehold improvements	15,556	15,556	Life of lease

	396,866	356,523
Less accumulated depreciation	225,086	121,030

	$171,780	$235,493

Depreciation and amortization expense for the years ended March 31, 2010 and 2009 amounted to $104,056 and $73,923, respectively.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(5) Goodwill and Intangible Assets, Net
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
Intangible assets at March 31, 2010 consisted of the following:

		Accumulated
	Cost	Amortization	Net
Customer contracts	$570,000	$(58,583)	$511,417
Non-compete convenant	35,000	(10,792)	24,208

	$605,000	$(69,375)	$535,625

For the year ended March 31, 2010, amortization expense was $69,375. Assuming no changes in intangible assets, estimated amortization expense for each of the next five fiscal years will be $45,000, $45,000, $45,000, $41,208 and $38,000.
(6) Capital Leases
The Company has entered into various capital leases for the purchase of office equipment and furniture and fixtures. These leases require monthly payments totaling $1,794, inclusive of interest at 9% per annum. These leases expire at various dates through September 2011.
Annual maturities of capital lease obligations at March 31, 2010 are as follows:

2011	$21,523
2012	8,004

Total minumum lease payments	29,527
Less: amounts representing interest	(1,982)

Present value of minimum lease payments	27,545
Less: current portion	(19,744)

Capital leases payable — net of current portion	$7,801

Included in property and equipment at March 31, 2010 are assets acquired under capital lease arrangements of $56,220 with related accumulated depreciation of $37,016.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(7) Income Taxes
No provisions for income tax expense were recorded for the years ended March 31, 2010 and 2009. This differs from that which would have resulted when applying the statutory Federal income tax rate as a result of the following items:

	Year ended March 31,
	2010		2009
	Amount	Percent	Amount	Percent
Expected income tax benefit at the effective tax rate	$(329,000)	(40)%	$(323,000)	(40)%
Increase in valuation allowance	329,000	40	323,000	40

Actual income tax expense	$—	—	$—	—

The tax effects of temporary differences comprising the Company’s deferred tax assets at March 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$1,495,000	$1,166,000
Stock compensation expense	107,000	107,000
Allowance for doubtful accounts	24,000	24,000
Capital loss carryforwards	249,000	249,000
Valuation allowance	(1,875,000)	(1,546,000)

	$—	$—

At March 31, 2010, the Company had net operating loss carryforwards of approximately $3,799,000 for Federal income tax purposes, which will be available to reduce future taxable income. The Company also has a capital loss carryforward of approximately $732,000 at March 31, 2010 related to the sale of RPM which may be utilized to offset future capital gains.
Based upon the uncertainty of whether the Company’s net operating losses (“NOLs”) or capital loss carryforwards may ultimately be utilized prior to their respective expirations, valuation allowances of $329,000 and $323,000 were recorded during the years ended March 31, 2010 and 2009, respectively. Benefits currently considered unrealizable could be adjusted in the future if estimates of future taxable income during the carryforward period are revised.
The utilization of such NOLs and capital loss carryforwards is subject to certain limitations under Federal income tax laws. The Company’s NOLs and capital loss carryforwards, if unutilized, will expire in various fiscal years ending March 31, 2023 through March 31, 2030 and March 31, 2014, respectively.
(8) Stock Options
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

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
Under the 2000, 2005 and 2007 Plans, options may be granted at prices not less than the fair market value on the date the option is granted. Options become exercisable and vest as determined at the date of grant by a committee of the Board of Directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant.
Changes in the options outstanding during the years ended March 31, 2010 and 2009 are summarized in the following table:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at March 31, 2008	1,233,500	$2.12	6 years
Granted	45,000	2.11	10 years
Expired	(32,500)	2.19	—

Outstanding at March 31, 2009	1,246,000	2.12	5.3 years
Granted	20,000	0.80	10 years
Expired	(25,000)	2.50	—

Outstanding at March 31, 2010	1,241,000	$2.09	4.5 years	$—

Exercisable at March 31, 2010	1,221,000	$2.11	4.4 years	$—

At March 31, 2010, there were options to purchase 1,000,000, 270,000 and 9,000 shares available for grant under the 2007 Plan, 2005 Plan and 2000 Plan, respectively.
There were no outstanding options which were exercisable and in-the-money as of March 31, 2010 resulting in no aggregate intrinsic value. Aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing price of $0.80 as of March 31, 2010, which would have been received by the option holders had these option holders exercised their options as of that date.
The Company recognized stock-based compensation totaling $600 and $21,200 for the years ended March 31, 2010 and 2009, respectively, based on the fair value of stock options granted. This expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations. At March 31, 2010, 1,221,000 outstanding options to purchase shares are fully vested. In addition, certain option grants contain disposition restrictions which prohibit the sale of 50% of the shares acquired by exercising the awarded options until the first anniversary of the grant date and the remaining 50% of the shares acquired by exercising the awarded options until the second anniversary of the grant date. As of March 31, 2010, the fair value of unamortized stock-based compensation expense related to unvested stock options was approximately $10,200 which is expected to be recognized over a remaining vesting period of three years.
The per share weighted average fair values of stock options granted during the years ended March 31, 2010 and 2009 were $0.54 and $0.47, respectively. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended March 31, 2010 and 2009: expected volatility, 84.4% and 61.7%, respectively; risk-free interest rates of 2.38%

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
and 3.18%, respectively; expected option term, five years following the grant date; and expected dividend yields of 0%.
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
(9) Retirement Plans
The Company sponsors retirement plans pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), for all employees meeting certain service requirements. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code. The plans provide for matching contributions by the Company which amounted to $29,261 and $21,065 for the years ended March 31, 2010 and 2009, respectively.
(10) Commitments
The Company leases office space under non-cancellable operating leases expiring in various years through July 2013. The future minimum lease payments under these operating leases are as follows:

2011	$185,000
2012	167,000
2013	163,000
2014	28,000

$543,000

Operating lease rent expense (including real estate taxes and maintenance costs) was $202,573 and $108,045 for the years ended March 31, 2010 and 2009, respectively.
On August 20, 2004, the Company entered into a seven-year non-cancelable operating sublease, commencing December 1, 2004, for office space with American Para Professional Systems, Inc. (“APPS”), an entity under the control of the Company’s Chairman of the Board. Basic rent under the sublease has been established as a pass-through with the Company’s cost being fixed at a cost equal to the pro-rated rent payable for the subleased space by APPS to the building’s landlord. Rent expense paid to this related entity under the sublease for the years ended March 31, 2010 and 2009 was $40,923 and $39,732, respectively.
Minimum lease payments under the related party sublease as of March 31, 2010 are as follows:

2011	$42,000
2012	29,000

$71,000