Form 10-Q
period 2010-06-30
AMERICAN LEARNING Corp
filed 2010-08-11
CIK 774517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of August 11, 2010 was 4,754,900.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN LEARNING CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2010	Mar. 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,460,159	$3,440,493
Accounts receivable, net	1,292,900	1,237,540
Prepaid expenses and other current assets	138,555	105,781

Total current assets	4,891,614	4,783,814

Goodwill	145,000	145,000
Intangible assets, net	524,375	535,625
Property and equipment, net	147,139	171,780
Other assets	19,787	19,787

Total assets	$5,727,915	$5,656,006

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$230,347	$244,495
Accrued compensation and related taxes	801,829	672,131
Capital leases payable — current portion	19,511	19,744

Total current liabilities	1,051,687	936,370

Long-term liabilities:
Capital leases payable — net of current portion	3,263	7,801

Commitments

Stockholders’ equity:
Common stock, $.01 par value. Authorized 20,000,000 shares; issued 5,050,000 shares and outstanding 4,754,900 shares	50,500	50,500
Additional paid-in capital	4,963,899	4,952,799
Retained earnings	125,839	175,809

	5,140,238	5,179,108
Treasury stock, at cost	(467,273)	(467,273)

Total stockholders’ equity	4,672,965	4,711,835

Total liabilities and stockholders’ equity	$5,727,915	$5,656,006

See accompanying notes to condensed consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	June 30,	June 30,
	2010	2009
Revenues	$2,266,090	$1,907,091
Cost of services	1,562,912	1,276,549

Gross profit	703,178	630,542

Selling, general, and administrative expenses	753,466	674,679

Operating loss	(50,288)	(44,137)

Other income (expense):
Interest income	990	5,418
Interest expense	(672)	(1,051)

Net loss	$(49,970)	$(39,770)

Loss per share — basic and diluted	$(0.01)	$(0.01)

Weighted average shares — basic and diluted	4,754,900	4,754,900

See accompanying notes to condensed consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	June 30,	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(49,970)	$(39,770)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	35,891	29,701
Stock-based compensation expense	11,100	—
Changes in assets and liabilities:
Accounts receivable	(55,360)	(183,128)
Prepaid expenses and other current assets	(32,774)	11,083
Accounts payable and accrued expenses	(14,148)	50,090
Accrued compensation and related taxes	129,698	117,878

Net cash provided by (used in) operating activities	24,437	(14,146)

Cash flows from investing activities:
Capital expenditures	—	(19,908)
Acquisition escrow refund	—	30,583
Proceeds from acquisition purchase price adjustment	—	170,715

Net cash provided by investing activities	—	181,390

Cash flows from financing activities:
Payment of capital leases payable	(4,771)	(4,363)

Net cash used in financing activities	(4,771)	(4,363)

Net increase in cash and cash equivalents	19,666	162,881

Cash and cash equivalents — beginning of period	3,440,493	4,143,445

Cash and cash equivalents — end of period	$3,460,159	$4,306,326

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$672	$1,051

See accompanying notes to condensed consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)
Overview
American Learning Corporation (together with its subsidiaries, “we,” “our,” “us,” or the “Company”) provides a comprehensive range of services to children with developmental delays and disabilities in New York State and has developed a reputation for providing well-rounded therapeutic solutions through our wholly owned subsidiaries, Interactive Therapy Group Consultants, Inc. (“ITG”) and Signature Learning Resources, Inc. (“SLR”).
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
Accordingly, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (the “Annual Report”), as filed with the Securities and Exchange Commission (“SEC”).
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
Revenue Recognition
We recognize revenue for services rendered when there is evidence of billable time expended. Deferred revenue is recorded for amounts attributable to special education programs when invoiced and recognized over the applicable program periods.
Credit Risk
Service revenue is concentrated within a limited number of clients throughout New York State; municipalities within New York State provide substantial and significant revenue to us. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions in New York State. Over the past year, we have experienced delays in payments received from these municipalities as a result of the challenging economic climate and delays in funding to the municipalities from New York State. Although the accounts receivable for our services are deemed collectible, we will continue to actively monitor this issue when evaluating the adequacy of our allowance for doubtful accounts.

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is tested for impairment at least annually for possible impairment. We perform our tests as of March 31, the last day of our fourth fiscal quarter, unless an event occurs that would cause us to believe the value is impaired at an interim date.
The following table presents certain information regarding our intangible assets at June 30, 2010. Intangible assets are being amortized on a straight-line basis over their estimated useful lives.

	Estimated	Carrying	Accumulated
	Useful Lives	Value	Amortization	Net
Customer contracts	5 years	$570,000	$(68,083)	$501,917
Non-compete convenant	15 years	35,000	(12,542)	22,458

		$605,000	$(80,625)	$524,375

For the three months ended June 30, 2010, amortization expense was $11,250. Assuming no changes in our intangible assets, estimated amortization expense for the remainder of the current fiscal year ending March 31, 2011 and each of the four succeeding fiscal years is $33,750, $45,000, $45,000, $41,208 and $38,000, respectively.
We assess the recoverability of the carrying value of the identifiable intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Seasonality
Our business is moderately seasonal in nature based on the school year. Accordingly, our second fiscal quarter (the three month period ending September 30), which includes two full months during which schools are not in session (July and August), is the quarter in which we achieve our lowest volume of revenues.
Net Earnings (Loss) Per Share
Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflects the maximum dilution from potential common shares issuable pursuant to the exercise of stock options, if dilutive, outstanding during each period. Our net loss and weighted average shares outstanding used for computing diluted loss per share for continuing operations were the same as those used for computing basic loss per share for the three months ended June 30, 2010 and 2009 because the inclusion of common stock equivalents in the calculation of diluted loss per share for continuing operations would be anti-dilutive. Potentially dilutive securities consisting of employee and director stock options to purchase 1,271,000 and 1,221,000 shares of the Company’s common stock as of June 30, 2010 and 2009, respectively, were not included in the diluted net loss per share calculations because their effect would have been anti-dilutive.
Stock Option Plans
We account for stock-based compensation by recording stock options at their fair value on the measurement date, which is typically the date the services are performed (generally the vesting period of the grant). Stock-based compensation totaling $11,100 was recognized during the three months ended June 30, 2010 based on the fair value of the stock options granted. There were no stock options granted during the three month period ended June 30, 2009.

We estimate the fair value of stock options granted using the Black-Scholes option pricing model. Under this method, the average fair value of stock options granted by the Company during the three months ended June 30, 2010 was $0.34 per share. In addition to the exercise price of the awards, certain weighted average assumptions were used to estimate the fair value of stock option grants as follows: expected volatility of 83.9%, expected dividend yield of 0%, risk-free interest rate of 2.09% and an expected option term of 5 years.
At June 30, 2010, outstanding options to purchase 1,251,000 shares of the Company’s common stock are fully vested. In addition, certain option grants contain disposition restrictions which prohibit the sale of 50% of the shares acquired by exercising the awarded options until the first anniversary of the grant date and the remaining 50% of the shares acquired by exercising the awarded options until the second anniversary of the grant date. As of June 30, 2010, the fair value of unamortized stock-based compensation expense related to unvested stock options was approximately $9,300 which is expected to be recognized over a remaining vesting period of three years.
The following table summarizes information about stock option activity for the three months ended June 30, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at March 31, 2010	1,241,000	$2.09	4.5 years
Granted	30,000	$2.50	10 years
Expired	—	$—	—

Outstanding at June 30, 2010	1,271,000	$2.10	4.3 years	$—

Exercisable at June 30, 2010	1,251,000	$2.11	4.3 years	$—

There were no options outstanding with an exercise price less than the closing price of our shares of $0.74 as of June 30, 2010. Accordingly, there was no intrinsic value associated with the Company’s outstanding options at such date.
Regulatory Matters
We are currently exploring alternatives to ITG’s corporate structure concerning non-compliance issues regarding the practice of certain licensed professions in the State of New York. If a change in professional practice structure is deemed necessary, we will take all appropriate measures to assure compliance on a timely basis. Revenues derived from services performed by these licensed professionals approximate 21.6% of total revenues for the three months ended June 30, 2010.
We received a letter of inquiry from Vocational and Educational Services for Individuals with Disabilities (“VESID”), an office of the New York State Education Department, dated February 3, 2010, requesting details of the Company’s purchase of ITG. The Company has responded to VESID’s inquiry and has not received any additional correspondence.
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
Critical Accounting Policies
Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) in our Annual Report. There have been no material changes to the critical accounting policies or estimates reported in the MD&A section of our Annual Report.
Results of Operations — Three Months ended June 30, 2010 and 2009
Revenues for the three months ended June 30, 2010 were $2,266,090, an increase of approximately 18.8% over the $1,907,091 reported for the three month period ended June 30, 2009. Preschool programs and school staffing services achieved increases of approximately 38.4% and 22.8%, respectively, during the current three month period over the prior year’s comparable period. The growth in preschool programs was largely the result of increased services provided under existing contracts in the New York City region. School staffing services increased as we began providing our services under new contracts that had been recently entered into. Conversely, early intervention services experienced a decrease of 6.3% during the three months ended June 30, 2010 compared to the three months ended June 30, 2009.
Cost of services as a percentage of revenues for the three month periods ended June 30, 2010 and 2009 were approximately 69.0% and 66.9%, respectively. The cost of services as a percentage of revenues in the current quarterly period increased as a result of the hiring of additional clinicians at slightly higher salaries to meet increased demand for services and operating inefficiencies resulting from the underutilization of full-time clinicians.
Selling, general and administrative expenses for the quarterly periods ended June 30, 2010 and 2009 were $753,466 and $674,679, respectively. The increase in selling, general and administrative expenses in the current quarter versus the prior year’s comparable period is due to increases in administrative payroll costs in ITG’s New York City and Poughkeepsie regional offices. In addition, we have increased sales and marketing costs to promote SLR and our school staffing program in the current quarter.
Interest income for the three months ended June 30, 2010 and 2009 was $990 and $5,418, respectively. The decrease in interest income was a result of a substantial decline in prevailing interest rates compounded by a reduction in cash balances available for investment.
Liquidity and Capital Resources
At June 30, 2010, we had working capital of $3,839,927 as compared to working capital of $3,847,444 at March 31, 2010. We believe that we have sufficient cash resources and working capital to meet our present cash requirements.

During the three months ended June 30, 2010, net cash provided by operating activities was $24,437, predominately attributable to an increase in accrued compensation and related taxes of $129,698, offset by the operating loss of $49,970 and an increase in accounts receivable of $55,360.

For the three months ended June 30, 2009, cash flows provided by investing activities related to the repayment of a receivable from the former shareholders of ITG and the return of funds held in escrow.
Future minimum lease payments under non-cancelable capital and operating leases and subleases, exclusive of future escalation charges, for the remainder of the fiscal year ending March 31, 2011 and fiscal years ending thereafter are as follows:

	Capital	Operating
	Leases	Leases
2011	$16,142	$169,000
2012	8,004	196,000
2013	—	163,000
2014	—	28,000

Total minimum lease payments	24,146	$556,000

Less: Amounts representing interest	(1,372)

Present value of minimum lease payments	22,774
Less: Current portion	(19,511)

Long-term portion of capital leases	$3,263

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
Item 4T. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this Report. As of the end of the fiscal quarter ended June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

(b) Changes in Internal Controls over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

AMERICAN LEARNING CORPORATION
Date: August 11, 2010	By:	/s/ Gary Gelman
Gary Gelman
Chairman of the Board, President and Chief Executive Officer

Date: August 11, 2010	By:	/s/ Gary J. Knauer
Gary J. Knauer
Chief Financial Officer, Treasurer and Secretary