Form 10-Q
period 2010-12-31
AMERICAN LEARNING Corp
filed 2011-02-14
CIK 774517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of February 14, 2011 was 4,754,900.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN LEARNING CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	Dec. 31, 2010	Mar. 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,368,213	$3,440,493
Accounts receivable, net	1,450,879	1,237,540
Prepaid expenses and other current assets	129,519	105,781

Total current assets	3,948,611	4,783,814

Goodwill	145,000	145,000
Intangible assets, net	501,875	535,625
Property and equipment, net	145,279	171,780
Other assets	19,787	19,787

Total assets	$4,760,552	$5,656,006

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$159,559	$244,495
Accrued compensation and related taxes	454,901	672,131
Capital leases payable — current portion	12,194	19,744

Total current liabilities	626,654	936,370

Long-term liabilities:
Capital leases payable — net of current portion	—	7,801

Commitments

Stockholders’ equity:
Common stock, $.01 par value; authorized 20,000,000 shares; issued 5,050,000 shares; outstanding 4,754,900 shares	50,500	50,500
Additional paid-in capital	4,965,699	4,952,799
(Accumulated deficit) Retained earnings	(415,028)	175,809

	4,601,171	5,179,108
Treasury stock, at cost	(467,273)	(467,273)

Total stockholders’ equity	4,133,898	4,711,835

Total liabilities and stockholders’ equity	$4,760,552	$5,656,006

See accompanying notes to condensed consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2010	2009	2010	2009
Revenues	$1,941,029	$1,734,379	$5,709,925	$4,959,375
Cost of services	1,446,766	1,233,565	4,142,387	3,474,251

Gross margin	494,263	500,814	1,567,538	1,485,124

Selling, general and administrative expenses	670,090	768,225	2,161,436	2,151,649

Operating loss	(175,827)	(267,411)	(593,898)	(666,525)

Other income (expense):
Other income	—	—	1,226	—
Interest income	1,017	1,717	3,391	9,525
Interest expense	(437)	(818)	(1,556)	(2,790)

Net loss	$(175,247)	$(266,512)	$(590,837)	$(659,790)

Loss per share:
basic and diluted	$(0.04)	$(0.06)	$(0.12)	$(0.14)

Weighted average shares — basic and diluted	4,754,900	4,754,900	4,754,900	4,754,900

See accompanying notes to condensed consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	Dec. 31,	Dec. 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(590,837)	$(659,790)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102,755	137,468
Stock-based compensation expense	12,900	—
Bad debt expense	16,078	—
Changes in assets and liabilities:
Accounts receivable	(229,417)	(354,241)
Prepaid expenses and other current assets	(23,738)	57,455
Other assets	—	(2,372)
Accounts payable and accrued expenses	(84,936)	(27,600)
Accrued compensation and related taxes	(217,230)	(42,156)

	(423,588)	(231,446)

Net cash used in operating activities	(1,014,425)	(891,236)

Cash flows from investing activities:
Capital expenditures	(42,504)	(33,335)
Acquisition escrow refund	—	30,583
Proceeds from acquisition purchase price adjustment	—	170,715

Net cash (used in) provided by investing activities	(42,504)	167,963

Cash flows from financing activities:
Payment of capital leases payable	(15,351)	(13,385)

Net cash used in financing activities	(15,351)	(13,385)

Net decrease in cash and cash equivalents	(1,072,280)	(736,658)

Cash and cash equivalents — beginning of period	3,440,493	4,143,445

Cash and cash equivalents — end of period	$2,368,213	$3,406,787

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,556	$2,790

See accompanying notes to condensed consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2010
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
The following table presents certain information regarding our intangible assets at December 31, 2010. Intangible assets are being amortized on a straight-line basis over their estimated useful lives.

	Estimated	Carrying	Accumulated
	Useful Lives	Value	Amortization	Net
Customer contracts	15 years	$570,000	$(87,083)	$482,917
Non-compete convenant	5 years	35,000	(16,042)	18,958

		$605,000	$(103,125)	$501,875

For the nine months ended December 31, 2010, amortization expense was $33,750. Assuming no changes in our intangible assets, estimated amortization expense for the remainder of the current fiscal year ending March 31, 2011 and each of the four succeeding fiscal years is $11,250, $45,000, $45,000, $41,208 and $38,000, respectively.
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
Net Earnings (Loss) Per Share
Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflects the maximum dilution from potential common shares issuable pursuant to the exercise of stock options, if dilutive, outstanding during each period. Our net loss and weighted average shares outstanding used for computing diluted loss per share for continuing operations were the same as those used for computing basic loss per share for the three and nine months ended December 31, 2010 and 2009 because the inclusion of common stock equivalents in the calculation of diluted loss per share for continuing operations would be anti-dilutive. Potentially dilutive securities consisting of employee and director stock options to purchase 946,000 and 1,221,000 shares of the Company’s common stock as of December 31, 2010 and 2009, respectively, were not included in the diluted net loss per share calculations because their effect would have been anti-dilutive.
Stock Option Plans
We account for stock-based compensation by recording stock options at their fair value on the measurement date, which is typically the date the services are performed (generally the vesting period of the grant). Stock-based compensation totaling $900 and $12,900 was recognized during the three and nine months ended December 31, 2010, respectively, based on the fair value of the stock options granted. There were no stock options granted during the nine month period ended December 31, 2009.

We estimate the fair value of stock options granted using the Black-Scholes option pricing model. Under this method, the average fair value of stock options granted by the Company during the nine months ended December 31, 2010 was $0.34 per share. In addition to the exercise price of the awards, certain weighted average assumptions were used to estimate the fair value of stock option grants as follows: expected volatility of 83.9%, expected dividend yield of 0%, risk-free interest rate of 2.09% and an expected option term of 5 years.
At December 31, 2010, outstanding options to purchase 926,000 shares of the Company’s common stock are fully vested. In addition, certain option grants contain disposition restrictions which prohibit the sale of 50% of the shares acquired by exercising the awarded options until the first anniversary of the grant date and the remaining 50% of the shares acquired by exercising the awarded options until the second anniversary of the grant date. As of December 31, 2010, the fair value of unamortized stock-based compensation expense related to unvested stock options was approximately $7,500 which is expected to be recognized over a remaining vesting period of three years.
The following table summarizes information about stock option activity for the nine months ended December 31, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at March 31, 2010	1,241,000	$2.09	4.5 years
Granted	30,000	$2.50	10 years
Expired	(325,000)	$2.56	—

Outstanding at December 31, 2010	946,000	$1.94	5.2 years	$670,600

Exercisable at December 31, 2010	926,000	$1.97	5.2 years	$633,600

Regulatory Matters
We are currently exploring alternatives to ITG’s corporate structure concerning non-compliance issues regarding the practice of certain licensed professions in the State of New York. If a change in professional practice structure is deemed necessary, we will take all appropriate measures to assure compliance on a timely basis. Revenues derived from services performed by these licensed professionals approximate 19.8% and 20.9% of total revenues for the three and nine months ended December 31, 2010, respectively.
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
Results of Operations — Three and Nine Months ended December 31, 2010 and 2009
Revenues for the quarterly period ended December 31, 2010 were $1,941,029, an increase of 11.9% over the $1,734,379 reported for the three month period ended December 31, 2009. This increase was largely the result of continued increases in services provided to preschool programs under contracts in the New York City region. Each year, we are required to file a standardized fiscal cost report to New York State which is used to calculate reconciliation tuition rates/adjustment factors and prospective tuition rates for preschool special education programs. As a result of this rate reconciliation process, we were required to refund approximately $42,000 to preschools throughout New York State in the current quarter which offset part of our growth in revenues from preschool services.
We also achieved growth in school staffing services during the current quarter recording an increase of 29% over the comparable quarter last year. However, during the three months ended December 31, 2010, revenue from early intervention services decreased approximately 27.4% from early intervention revenues for the three months ended December 31, 2009. Revenues for the nine months ended December 31, 2010 were $5,709,925, an increase of 15.1% over the $4,959,375 reported for the nine months ended December 31, 2009.
Cost of services as a percentage of revenues for the three and nine month periods ended December 31, 2010 were approximately 74.5% and 72.5%, respectively. During the three and nine months ended December 31, 2009, cost of services as a percentage of revenues were 71.1% and 70.1%, respectively. The cost of services as a percentage of revenues in the current quarterly period and the year to date results have increased, in part, as a result of an increase in workers compensation premiums. During the current fiscal year, our clinicians were re-categorized into classifications that are associated with higher premium costs. We are challenging this action in an attempt to reverse this re-categorization. There are no assurances that we will be successful in our efforts. In addition, the cost of services as a percentage of revenue for the three and nine months ended December 31, 2010 increased due to the previously mentioned refunds to preschools under the rate reconciliation process.
Selling, general and administrative expenses for the quarterly periods ended December 31, 2010 and 2009 were $670,090 and $768,225, respectively. This decrease, in part, reflects savings from the closing of the Poughkeepsie office on September 30, 2010. In addition, the decrease in the three months ended December 31, 2010 was achieved as a result of various cost saving initiatives introduced during the current quarter.

Interest income for the three and nine month periods ended December 31, 2010 was $1,017 and $3,391, respectively. Interest income for the three and nine months ended December 31, 2009 was $1,717 and $9,525, respectively. The decrease in interest income was a result of a reduction in cash balances available for investment.
Liquidity and Capital Resources
At December 31, 2010, we had working capital of $3,321,957 as compared to working capital of $3,847,444 at March 31, 2010. We believe that we have sufficient cash resources and working capital to meet our present cash requirements.
During the nine months ended December 31, 2010, net cash used in operating activities was $1,014,425, primarily attributable to a decrease in accrued compensation and related taxes of $217,230 coupled with the operating loss of $590,837 and an increase in accounts receivable of $229,417.
Future minimum lease payments under non-cancelable capital and operating leases and subleases, exclusive of future escalation charges, for the remainder of the fiscal year ending March 31, 2011 and fiscal years ending thereafter are as follows:

	Capital	Operating
	Leases	Leases
2011	$4,616	$57,000
2012	8,004	196,000
2013	—	163,000
2014	—	28,000

Total minimum lease payments	12,620	$444,000

Less: Amounts representing interest	(426)

Present value of minimum lease payments	12,194

Less: Current portion	(12,194)

Long-term portion of capital leases	$0

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
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this Report. As of the end of the fiscal quarter ended December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.
(b) Changes in Internal Controls over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

AMERICAN LEARNING CORPORATION
Date: February 14, 2011	By:	/s/ Gary Gelman
Gary Gelman
Chairman of the Board, President and Chief Executive Officer

Date: February 14, 2011	By:	/s/ Gary J. Knauer
Gary J. Knauer
Chief Financial Officer, Treasurer and Secretary