Form 10-K
period 2011-03-31
AMERICAN LEARNING Corp
filed 2011-06-28
CIK 774517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates was $871,622, based on the price at which the common stock was last sold on the NASDAQ Capital Market on September 30, 2010.

The number of shares outstanding of the registrant’s common stock as of June 28, 2011 was 4,754,900.

DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year.

PART I

Note:   As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “our Company” or any derivative thereof, shall mean American Learning Corporation and its subsidiaries, Interactive Therapy Group Consultants, Inc. and Signature Learning Resources, Inc.

Item 1.  Business.

Overview

American Learning Corporation (formerly American Claims Evaluation, Inc.) was incorporated in the State of New York and commenced operations in April 1982.  We provide a comprehensive range of services to children with developmental delays and disabilities and have developed a reputation for providing well-rounded therapeutic solutions through our wholly owned subsidiaries, Interactive Therapy Group Consultants, Inc. (“ITG”) and Signature Learning Resources, Inc. ("SLR”).

On March 31, 2011, we completed the disposition of certain assets of ITG, pursuant to an Asset Purchase Agreement (the “Agreement”) among the Company, ITG, Liberty Resources POST, LLC and John Torrens.  In consideration of the purchase price provided for in the Agreement, the Company sold certain assets related to ITG’s business in the upstate region of New York State (the “Upstate Region”).   We received total compensation of $650,000, consisting of $200,000 in cash and a thirty-month note receivable for $450,000.  In addition, the Company released John Torrens, ITG’s former President, from his non-competition agreement for a cash payment of $100,000.  ITG will continue to operate in the downstate area of New York State (New York City and Long Island). Accordingly, the results of operations from ITG’s Upstate Region were classified as discontinued operations and except where specific discussions of ITG’s Upstate Region are made, all financial information presented in this Annual Report excludes the Upstate Region for all periods presented.

We provide services in individual or group settings, in home environments or in centers (such as day care or schools) in the following three main areas of clinical services and program development:

•  Early Intervention Programs – services to children from birth through two years of age.
•  Preschool Programs – services to children from three to five years of age.
•  School Staffing -  services to school-age children.

Description of Services

Early Intervention (“EI”) Programs

Children with disabilities from birth to two years old are eligible for services under Part C of the Federal Individuals with Disabilities Education Act (“Part C”).  Each state administers its Part C program as they see fit.  Children in the EI program may be referred into the program by a parent, physician, day care worker or other qualified individual and receive a level of services appropriate to their disability or developmental delay.  All resident children are entitled to a comprehensive evaluation that assesses their developmental levels.  Children who meet the qualifying criteria are eligible for any or all of the following services: speech-language pathology, physical therapy, occupational therapy, special instruction, vision therapy, social work and counseling.  We contract with county governments throughout New York to evaluate and treat children in the EI system.

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

Preschool Programs

Children with disabilities from three to five years old are eligible for services under the state’s education law.  ITG is approved as a special education school under Section 4410 of the New York State Education Law (“NYSED”) to provide special education and related services.  We contract with county governments to provide comprehensive Multi-Disciplinary Evaluations (“MDE”) for school districts.  Children who meet the qualifying criteria may receive on-going services including those provided by Special Education Itinerant Teachers (“SEIT”), speech-language pathologists, physical therapists, occupational therapists, and psychologists.

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

•      Related Services: Direct services based on a child’s IEP are delivered by appropriately qualified personnel in a home or preschool setting.  Services may include speech-language therapy, occupational therapy, counseling and/or physical therapy.

•      SEIT: An appropriately qualified special education teacher will provide services in the home or preschool setting.  This is the only service that we provide on a tuition basis.  All other services are provided on a fee-for-service basis.

School Staffing Programs

School-age children with disabilities or delays may qualify for a host of special education and related services, which are the responsibility of the school district.  Because these services are mandated by state law, districts are required to provide them.  When a district cannot provide the required service using their own personnel resources, they must contract with vendors to provide them.  We contract with districts and individual schools needing to complement their resources to provide speech-language pathologists, physical therapists, occupational therapists, special education teachers, special education coordinators and  counselors.  Our school staffing services range in scope from a few hours per week of a specific service to the outsourcing of an entire special education department/function, including ongoing therapy, comprehensive evaluations, coordination, compliance, and professional development services.

We had two customers that represented 31% and 12% of revenues for the years ended March 31, 2011 and 2010, respectively.  We had an additional customer that represented 23% of revenues for the year ended March 31, 2010.

Sales and Marketing

The President of ITG and SLR and our team leaders establish and maintain relationships with customers. To supplement their efforts, we use targeted marketing programs, including direct mail to our customer contacts and to members of professional organizations; public relations activities; participation in trade shows; newsletters and ongoing customer communication programs.

Competition

The market for our services is large, fragmented and highly competitive.  We expect these characteristics to persist for the foreseeable future based on the following factors:  the expected growth of this market, the increasing demand for highly skilled licensed professionals and the relatively low barriers to entry.  Certain of our competitors are substantially larger, have greater financial resources and increased access to licensed professionals.  However, with a relatively low market share in relation to the entire market for our services, we believe there is ample opportunity to grow and capture additional market share.

Regulatory Matters

The services we provide are subject to a variety of local, state and federal governmental regulations.  The individuals that we utilize to provide our services are subject to licensing and certification requirements and regulations with respect to their respective professions and their interaction with children.

We are currently exploring alternatives to ITG’s corporate structure concerning non-compliance issues regarding the practice of certain licensed professions in the State of New York.  If a change in professional practice structure is deemed necessary, we will take all appropriate measures to assure compliance on a timely basis.  However, revenue derived from services performed by these licensed professionals was an immaterial percentage of total revenue during the years ended March 31, 2011 and 2010.

Employees

As of March 31, 2011, we had 53 employees of which 16 were full-time and 37 were per diem.  Of these full-time employees, we have two employees at our executive office in Jericho, New York and three employees at ITG’s headquarters in East Syracuse, New York.  ITG employs 11 full-time individuals in New York, New York and two in the Washington D.C. area.

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

An acquisition strategy is inherently risky. Some of the risks we may face in connection with acquisitions include: identifying appropriate targets; obtaining necessary financing in an efficient and timely fashion; negotiating terms that we believe are reasonable; integrating the operations, technologies, services and personnel of the acquired entities; and maintaining our focus on our existing business.

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

NOLs may be carried forward to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income.  Based on current federal corporate income tax rates, our NOLs could provide a benefit to us, if fully utilized, of significant future tax savings.  However, our ability to use these tax benefits in future years will depend upon the amount of our otherwise taxable income.  If we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOL carryfowards permanently.  NOLs, if unutilized, will expire in fiscal years ending March 31, 2023 through March 31, 2031.

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

Our success in recruiting and hiring large numbers of highly-skilled, licensed or otherwise authorized individuals to offer the multi-disciplinary services required by our customers is critical to providing high quality services.  We cannot assure you we will be able to attract and retain the personnel necessary for the continuing growth of our business. Our inability to attract and retain qualified personnel could materially adversely affect our ability to maintain and grow our business significantly.

Our business is subject to the risk of customer concentration.

Our revenue is concentrated within a limited number of customers throughout New York State; municipalities within New York State provide substantial and significant revenue.  The continuation and renewal of our contracts are, among other things, contingent upon the availability of adequate Federal pass-through funding from the U.S. government.  The loss or significant reduction in government funding as a result of current constraints on the U.S. budget could result in a material decrease in our revenues, earnings and cash flows.  This concentration of customers may also impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions in New York State.

Additionally, since most of our revenue is generated under our contracts with municipalities within New York State, the non-renewal of any contracts or non-payment or significant delay in payment of invoices by any or all of such customers would likely have a material adverse effect upon our business.

Our operating results are materially impacted by the seasonality of our business.

Our business is impacted by seasonality with respect to the school year.  We anticipate that our revenues will be at its lowest in the second quarter of our fiscal year (which include the months of July and August) when schools are traditionally not in session.  During this period, we are faced with paying salaries for full-time staff that will be under-utilized.  In addition, the timing of family vacations during the summer months also complicates the scheduling of services for EI services and for preschool children.  As such, we recognize that the results of operations for the second quarterly period of our fiscal year may not be indicative of the results for any other quarter or for the full year.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our executive offices are located in Jericho, New York where we lease office space under a seven-year non-cancelable operating sublease with American Para Professional Systems, Inc. ("APPS"), an entity under the control of our Company’s Chairman of the Board, which expires on November 30, 2011.  Basic rent under the sublease has been established as a pass-through with our cost being fixed at a cost equal to the pro-rated rent payable for the subleased space by APPS to the building’s landlord.

ITG leases a regional operating office in New York, NY under a three year lease.  We remain liable under a lease for office space located in East Syracuse, NY which expires in April 2013.  Since the Upstate Region has been classified as a discontinued operation, a provision of $57,312, net of matching payments to be made by the purchaser of the Upstate Region under the Agreement, has been recorded in the financial statements at March 31, 2011.

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

Our Shares trade on the NASDAQ Capital Market under the symbol "ALRN".

The following table sets forth the range of high and low sales prices for our Shares for each quarter during the period April 1, 2009 through March 31, 2011:

	High	Low
Fiscal 2010:
Quarter ended June 30, 2009	$1.40	$0.50
Quarter ended September 30, 2009	$0.99	$0.34
Quarter ended December 31, 2009	$1.75	$0.46
Quarter ended March 31, 2010	$1.17	$0.65
Fiscal 2011:
Quarter ended June 30, 2010	$1.75	$0.61
Quarter ended September 30, 2010	$1.01	$0.58
Quarter ended December 31, 2010	$2.99	$0.65
Quarter ended March 31, 2011	$3.49	$1.56

The number of holders of our Shares was approximately 454 on June 20, 2011, computed by the number of record holders, inclusive of holders for whom Shares are being held in the name of brokerage houses and clearing agencies.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policies and Estimates

We make estimates and assumptions in the preparation of our consolidated financial statements in conformity with Generally Accepted Accounting Principles.  We evaluate these estimates on an ongoing basis.  We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities. Actual results may differ significantly from those estimates under different assumptions and conditions.  (See “Forward-Looking Statements” in Item 1A). We considered the following accounting policies to be the most critical due to the estimation process involved in each:

Allowance for Doubtful Accounts

We monitor collections and payments and maintain an allowance for doubtful accounts based upon our historical experience and any specific collection issues that we have identified.  While such credit losses have been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that were experienced in the past.  Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of various governmental entities.  Changes to the estimated allowance for doubtful accounts could be material to our results of operations or financial condition.

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

Goodwill and Intangible Assets

Goodwill is tested for impairment annually as of March 31, the last day of our fourth fiscal quarter, unless an event occurs that would cause us to believe the value is impaired at an interim date.  There was no impairment of goodwill and no adjustments were deemed necessary as a result of our impairment testing at March 31, 2011.

The sale of the Upstate Region and the release of ITG’s former President from his non-competition agreement triggered an impairment valuation of our amortizable intangible assets.  An evaluation of the undiscounted cash flows determined that $372,089 of the customer contracts intangible assets and $17,208 of non-competition intangible assets had become impaired and, therefore, were recorded as a reduction of the gain on sale of discontinued operations in the Statement of Operations at March 31, 2011.

We assess the recoverability of the carrying value of our identifiable intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Intangible assets, consisting of customer contracts, are being amortized on a straight-line basis over an estimated life of fifteen years.

Results of Operations

On March 31, 2011, we completed the disposition of the Upstate Region of ITG.  Accordingly, the results of operations from ITG’s Upstate Region were classified as discontinued operations and except where specific discussions of ITG’s Upstate Region are made, all financial information presented in this Annual Report excludes the Upstate Region for all periods presented.

Total compensation to the Company in the sale of the Upstate Region amounted to $650,000, consisting of $200,000 in cash and a thirty-month note receivable in the amount of $450,000.  In addition, the Company released John Torrens, ITG’s former President, from his non-competition agreement for a sum of $100,000 in cash.  As a result of the sale of ITG’s Upstate Region and the release of John Torrens from his non-competition agreement, we recognized a gain of $363,792, net of tax, for the year ended March 31, 2011.

During the year ended March 31, 2011 (“Fiscal 2011”), we recognized revenues of $2,984,412 as compared to revenues of $1,982,943 for the year ended March 31, 2010 (“Fiscal 2010”), an increase of approximately 50.5%.  This increase was largely the result of continued increases in services provided to preschool programs under contracts in the New York City region.  Revenues generated under the SEIT program contract increased to $934,228 in Fiscal 2011 from $247,859 in Fiscal 2010.  We also achieved growth in school staffing services to charter schools during Fiscal 2011, recording an increase of $374,251, representing an increase of approximately 35.4% over Fiscal 2010.  However, during the year ended March 31, 2011, revenues from early intervention services decreased $270,698, representing a decrease of approximately 50.8% from early intervention revenues for the year ended March 31, 2010.  We have been informed that New York City will not be granting EI contracts to any new providers in the upcoming request for proposal process and our agreement to subcontract our services to another approved provider will not be renewed.

Our cost of services consists of payroll and payroll-related costs paid to our staff of salaried and per diem clinicians.  As a percentage of revenue, costs of services during Fiscal 2011 and Fiscal 2010 were 66.3% and 65.0%, respectively. The cost of services as a percentage of revenue in the current fiscal year increased, in part, due to an increase in workers compensation premiums.  During the current fiscal year, our clinicians were re-categorized into classifications that are associated with higher premium costs.  We are challenging this action in an attempt to reverse this re-categorization.  There are no assurances that we will be successful in our efforts.

Selling, general and administrative expenses for Fiscal 2011 and Fiscal 2010 were $2,584,465 and $1,717,334, respectively.  During Fiscal 2011, we recorded stock-based compensation expense totaling $646,300 related to the issuance of stock options and warrants as compared to $600 of stock-based compensation recorded in Fiscal 2010.  In addition, in Fiscal 2011, we experienced an increase in our professional fees for legal and administrative fees of $59,225 over comparable expenditures in Fiscal 2011.  These increases were related to our appeal for an extension of time, as permitted under the Listing Rules of The Nasdaq Stock Market, to comply with the $1.00 per share minimum bid price requirement for continued listing, the sale of ITG’s Upstate Region and fees incurred in our search for acquisition candidates.  During the third quarter of Fiscal 2011, we also incurred certain non-recurring expenses related to the temporary relocation of our New York City regional office due to mold issues present in the building we occupied.

Interest income was $5,837 and $10,187 during Fiscal 2011 and Fiscal 2010, respectively.  The decrease in interest income was largely the result of a reduction in cash balances available for investment.

Liquidity and Capital Resources

Our primary source of cash is existing cash resources.  At March 31, 2011, we had working capital of $3,577,376 as compared to working capital of $3,847,444 at March 31, 2010.  We believe that we have sufficient cash resources and working capital to meet our present cash requirements.

During Fiscal 2011, net cash used in operating activities of continuing operations was $945,608, primarily due to the loss from continuing operations of $1,573,874, offset by stock-based compensation expense of $646,300.

During Fiscal 2011, our investing activities used $192,746 which consisted of $245,000 of cash received at the closing of the sale of the Upstate Region offset by capital expenditures of $52,254.

Our financing activities in Fiscal 2011 used a total of $19,744 for payments of our capital lease obligations.

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

Credit Risk

Service revenue is concentrated within a limited number of customers throughout New York State; municipalities within New York State provide substantial and significant revenue to us. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions in New York State.

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

Recently Issued Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to Topic 350 that provides further guidance on when to perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This amendment affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. This amendment is effective for years ending after December 15, 2010. The implementation of this amendment did not have a material impact on our consolidated financial statements.

In December 2010, the FASB also issued an amendment to Topic 805, Business Combinations. The amendment describes the requirements for issuing pro-forma information related to business combinations that occurred in the current accounting period. This amendment is effective for periods ending after December 15, 2010. The Company believes that this amendment has no current impact on its consolidated financial statements as no acquisitions were made during the year ended March 31, 2011.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are a “smaller reporting company” as defined by Regulation S-K and, as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8.  Financial Statements and Supplementary Data.

The financial statements required by this Item are set forth at the pages indicated in Item 15 on page 16 of this Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures

a)   Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

b)   Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment of internal control over financial reporting, management has concluded that, as of March 31, 2011, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

c)   Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information concerning our directors and executive officers is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held in September 2011 which will be filed with the SEC no more than 120 days after the close of our fiscal year.

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

Item 15.  Exhibits, Financial Statement Schedules.

Documents filed with this report:

1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2011 and 2010

Consolidated Statements of Operations for the years ended March 31, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended March 31, 2011 and 2010

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
.
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

10.17
Settlement Agreement by and among American Claims Evaluation, Inc., John Torrens, Kyle Palin Torrens and Carlena Palin Torrens, dated July 16, 2009 (Incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K dated July 17, 2009).

10.18
Lease Modification and Extension Agreement, dated as of May 12, 2010, with respect to the Interactive Therapy Group Consultants, Inc. office located at 19 West 21st Street, New York, NY (Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K dated March 31, 2010).

10.19
First Amendment to Employment Agreement, dated as of September 9, 2010, between Interactive Therapy Group Consultants, Inc. and John Torrens  (Incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K dated September 24, 2010).

10.20
First Amendment to Agreement by and among American Learning Corporation, John Torrens, Kyle Palin Torrens and Carlena Palin Torrens, dated as of September 9, 2010 (Incorporated by reference to Exhibit 10.20 to the Company’s Form 8-K dated September 24, 2010).

10.21
Asset Purchase Agreement by and among American Learning Corporation, Interactive Therapy Group Consultants, Inc., Liberty Resources POST, LLC and John Torrens dated March 31, 2011 (Incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K dated April 6, 2011).

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

DATE:  June 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Gary Gelman	Chairman of the Board,	June 28, 2011
Gary Gelman	President and Chief
Executive Officer
(Principal Executive Officer)

/s/ Gary J. Knauer	Chief Financial Officer,	June 28, 2011
Gary J. Knauer	Treasurer and Secretary
(Principal Financial
and Accounting Officer)

/s/ Edward M. Elkin	Director	June 28, 2011
Edward M. Elkin, M.D.

/s/ Peter Gutmann	Director	June 28, 2011
Peter Gutmann

/s/ Joseph Looney	Director	June 28, 2011
Joseph Looney

AMERICAN LEARNING CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
American Learning Corporation

We have audited the accompanying consolidated balance sheets of American Learning Corporation (formerly American Claims Evaluation, Inc.) and subsidiaries (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Learning Corporation and subsidiaries as of March 31, 2011 and 2010, and results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  Holtz Rubenstein Reminick LLP
Melville, New York

June 28, 2011

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2011 and 2010

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$2,579,249	$3,440,493
Accounts receivable (net of allowance for doubtful accounts of $20,000)	689,908	512,501
Note receivable	180,000	—
Prepaid expenses and other current assets	137,531	94,130
Current assets of discontinued operations	872,553	736,690
Total current assets	4,459,241	4,783,814
Note receivable - net of current portion	270,000	—
Goodwill	145,000	145,000
Intangible assets, net	101,328	109,461
Property and equipment, net	132,810	171,780
Other assets	15,915	15,915
Non-current assets of discontinued operations	—	430,036
Total assets	$5,124,294	$5,656,006
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$247,793	$201,423
Accrued compensation and related taxes	283,358	226,311
Capital leases payable - current portion	7,801	19,744
Current liabilities of discontinued operations	342,913	488,892
Total current liabilities	881,865	936,370
Long-term liabilities:
Capital leases payable - net of current portion	—	7,801
Commitments
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 20,000,000 shares; issued 5,050,000 shares; outstanding 4,754,900 shares	50,500	50,500
Additional paid-in capital	5,599,099	4,952,799
(Accumulated deficit)/Retained earnings	(939,897)	175,809
	4,709,702	5,179,108
Treasury stock, at cost	(467,273)	(467,273)
Total stockholders’ equity	4,242,429	4,711,835
Total liabilities and stockholders’ equity	$5,124,294	$5,656,006

See accompanying notes to consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended March 31, 2011 and 2010

	2011	2010
Revenues	$2,984,412	$1,982,943
Cost of services	1,978,416	1,289,327
Gross profit	1,005,996	693,616
Selling, general, and administrative expenses	2,584,465	1,717,334
Operating loss from continuing operations	(1,578,469)	(1,023,718)
Other income (expense):
Interest income	5,837	10,187
Interest expense	(2,468)	(3,643)
Other income	1,226	2,928
Loss from continuing operations	(1,573,874)	(1,014,246)
Discontinued operations
Gain on sale of discontinued operations, net of tax	360,703	—
Gain from discontinued operations, net of tax	172,777	191,104
Provision for loss on disposal, net of tax	(75,312)	—
Net loss	$(1,115,706)	$(823,142)

Net income (loss) per share:
From continuing operations – basic and diluted	$(0.33)	$(0.21)
From discontinued operations – basic and diluted	0.10	0.04
	$(0.23)	$(0.17)

Weighted average shares – basic and diluted	4,754,900	4,754,900

See accompanying notes to consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended March 31, 2011 and 2010

				(Accumulated
			Additional	Deficit)/			Total
	Common stock		paid-in	Retained	Treasury stock		stockholders’
	Shares	Par value	capital	earnings	Shares	Amount	equity
Balance at March 31, 2009	5,050,000	$50,500	$4,952,199	$998,951	295,100	$(467,273)	$5,534,377

Net loss	—	—	—	(823,142)	—	—	(823,142)
Stock-based compensation expense	—	—	600	—	—	—	600
Balance at March 31, 2010	5,050,000	50,500	4,952,799	175,809	295,100	(467,273)	4,711,835

Net loss	—	—	—	(1,115,706)	—	—	(1,115,706)
Stock-based compensation expense	—	—	646,300	—	—	—	646,300

Balance at March 31, 2011	5,050,000	$50,500	$5,599,099	$(939,897)	295,100	$(467,273)	$4,242,429

See accompanying notes to consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended March 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Loss from continuing operations:	$(1,573,874)	$(1,014,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,357	116,595
Stock-based compensation expense	646,300	600
Changes in assets and liabilities:
Accounts receivable	(177,407)	(339,706)
Prepaid expenses and other current assets	(43,401)	(5,199)
Other assets	—	(4,593)
Accounts payable and accrued expenses	46,370	73,960
Accrued compensation and related taxes	57,047	80,246
Net cash used in operating activities of continuing operations	(945,608)	(1,092,343)
Operating activities of discontinued operations	(88,638)	246,488
Net cash used in operating activities	(1,034,246)	(845,855)
Cash flows from investing activities:
Proceeds from sale of operating region	245,000	—
Acquisition purchase price adjustment	—	170,715
Acquisition escrow refund	—	30,583
Capital expenditures	(52,254)	(40,343)
Net cash provided by investing activities	192,746	160,955
Cash flows from financing activities:
Payment of capital leases payable	(19,744)	(18,052)
Net cash used in financing activities	(19,744)	(18,052)
Net decrease in cash and cash equivalents	(861,244)	(702,952)
Cash and cash equivalents – beginning of year	3,440,493	4,143,445
Cash and cash equivalents – end of year	$2,579,249	$3,440,493

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,468	$3,643

See accompanying notes to consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2011 and 2010

(1)	Summary of Significant Accounting Policies

(a)	Nature of Business

American Learning Corporation (the “Company”), formerly American Claims Evaluation, Inc., operates in a single segment that provides comprehensive services to children with developmental delays and disabilities through its wholly-owned subsidiaries, Interactive Therapy Group Consultants, Inc. (“ITG”) and Signature Learning Resources, Inc. (“SLR”).

On March 31, 2011, the Company completed the disposition of certain assets of ITG’s operations in the Upstate Region of New York State (the “Upstate Region”) pursuant to an asset purchase agreement.  Accordingly, the financial statements present the results of ITG’s Upstate Region as discontinued operations. The following footnotes relate only to the Company’s continuing operations, unless otherwise noted.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Revenue for services rendered is recognized when there is evidence of billable time expended.  Deferred revenue is recorded for amounts attributable to special education programs when invoiced and recognized over the applicable program periods.

(f)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets.  Leasehold improvements are amortized over the shorter of the estimated lives of the improvements or the remaining term of the lease.

(g)	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is tested for impairment at least annually for possible impairment.  The Company performs its tests as of March 31, the last day of its fourth fiscal quarter, unless an event occurs that would cause the Company to believe the value is impaired at an interim date.  There was no impairment of goodwill and no adjustments were deemed necessary as a result of our impairment testing at March 31, 2011.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2011 and 2010

The Company assesses the recoverability of the carrying value of its identifiable intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Intangible assets are amortized on a straight-line basis based on their estimated useful lives.

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

Basic earnings (loss) per share is computed on the weighted average common shares outstanding. Diluted earnings per share reflects the maximum dilution from potential common shares issuable pursuant to the exercise of stock options, if dilutive, outstanding during each period. Outstanding stock options to purchase 1,282,667 and 1,221,000 shares of common stock for the years ended March 31, 2011 and 2010, respectively, were not included in the diluted loss per share calculations because their effect would have been anti-dilutive.

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

(l)	Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the vesting period.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2011 and 2010

(m)	Reclassifications

Certain prior year balances have been reclassified to conform with current year classifications. These reclassifications have no effect on the Company’s results of operations.

(n)	Subsequent Events

The Company completed an evaluation of the impact of any subsequent events through the date these financial statements were issued and determined that there were no subsequent events requiring disclosure in or adjustment to these financial statements.

(o)	Recently Issued Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to Topic 350 that provides further guidance on when to perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This amendment affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. This amendment is effective for years ending after December 15, 2010. The implementation of this amendment did not have a material impact on our consolidated financial statements.

In December 2010, the FASB also issued an amendment to Topic 805, Business Combinations. The amendment describes the requirements for issuing pro-forma information related to business combinations that occurred in the current accounting period. This amendment is effective for periods ending after December 15, 2010. The Company believes that this amendment has no current impact on its consolidated financial statements as no acquisitions were made during the year ended March 31, 2011.

(2)	Discontinued Operations

On March 31, 2011, the Company sold certain assets of ITG’s operations in the Upstate Region for a purchase price of $650,000, consisting of $200,000 in cash and a thirty-month note receivable in the amount of $450,000.  At the closing, $25,000 of the cash consideration was deposited into an escrow account subject to the assignment of a certain contract by the Company.  In addition, the Company released John Torrens, ITG’s former President, from his non-competition agreement for a sum of $100,000 in cash.  A gain on the sale of the Upstate Region and the release of the non-competition agreement of $360,703, net of tax, was recorded for the year ended March 31, 2011.  Due to the Company’s available tax loss carryforwards, there will be no resulting tax liability to be paid on the transaction.

Accordingly, the operating results and cash flows of the Upstate Region have been segregated and have been classified as discontinued operations in all periods presented.

Revenue and earnings from discontinued operations were $4,837,285 and $172,777 and $4,990,809 and $191,104, respectively, for the years ended March 31, 2011 and 2010, respectively.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2011 and 2010

(3)	Property and Equipment

Property and equipment consists of the following at March 31, 2011 and 2010:

			Estimated
	2011	2010	useful life
Equipment	$212,622	$207,936	5 years
Computer software	145,120	97,552	3 - 10 years
Furniture and fixtures	19,602	19,602	5 - 10 years
Assets under capital leases	56,220	56,220	5 years
Leasehold improvements	9,807	9,807	Life of lease
	443,371	391,117
Less accumulated depreciation	310,561	219,337
	$132,810	$171,780

Depreciation and amortization expense for the years ended March 31, 2011 and 2010 amounted to $91,224 and $104,056, respectively.

(4)	Intangible Assets

The sale of the Upstate Region and the release of ITG’s former President from his non-competition agreement triggered an impairment valuation of the Company’s amortizable intangible assets.  An evaluation of the undiscounted cash flows determined that $372,089 of the customer contracts intangible assets and $17,208 of non-competition intangible assets had become impaired and, therefore, were recorded as a reduction of the gain on sale of discontinued operations in the accompanying Statement of Operations at March 31, 2011.

Intangible assets at March 31, 2011 consisted of the following:

		Accumulated
	Cost	Amortization	Net
Customer contracts	$122,000	$(20,672)	$101,328

Customer contracts are being amortized over a fifteen-year period. For the years ended March 31, 2011 and 2010, amortization expense was $8,133 and $12,539, respectively.  Amortization expense for the five succeeding fiscal years is estimated to be $8,133 for each of the years ending March 31, 2012 through March 31, 2016.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2011 and 2010

(5)	Income Taxes

No provisions for income tax expense were recorded for the years ended March 31, 2011 and 2010.  This differs from that which would have resulted when applying the statutory Federal income tax rate as a result of the following items:

	2011		2010
	Amount	Percent	Amount	Percent
Expected income tax benefit at the effective tax rate	$446,000	(40)%	$(329,000)	(40)%
Increase in valuation allowance	(446,000)	40	329,000	40
Actual income tax expense	$—	—	$—	—

The tax effects of temporary differences comprising the Company’s deferred tax assets at March 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$1,718,000	$1,511,000
Stock-based compensation	346,000	107,000
Allowance for doubtful accounts receivable	8,000	8,000
Capital loss carryforwards	249,000	249,000
Valuation allowance	(2,321,000)	(1,875,000)
	$—	$—

At March 31, 2011, the Company had net operating loss carryforwards of approximately $4,316,000 for Federal income tax purposes, which will be available to reduce future taxable income.  The Company also has a capital loss carryforward of approximately $732,000 at March 31, 2011 related to the sale of RPM which may be utilized to offset future capital gains.

Based upon the uncertainty of whether the Company’s net operating losses (“NOLs”) or capital loss carryforwards may ultimately be utilized prior to their respective expirations, valuation allowances of $446,000 and $329,000 were recorded during the years ended March 31, 2011 and 2010, respectively. Benefits currently considered unrealizable could be adjusted in the future if estimates of future taxable income during the carryforward period are revised.

The utilization of such NOLs and capital loss carryforwards is subject to certain limitations under Federal income tax laws. The Company’s NOLs and capital loss carryforwards, if unutilized, will expire in various fiscal years ending March 31, 2023 through March 31, 2031 and March 31, 2014, respectively.

(6)	Stock Options and Warrants

The Company has four stock option plans, the 1997 Incentive Stock Option Plan (“1997 Plan”), the 2000 Incentive Stock Option Plan (“2000 Plan”), the 2005 Incentive Stock Option Plan (“2005 Plan”) and the 2007 Incentive Stock Option Plan (“2007 Plan”). The 1997 and 2000 Plans have expired except as to options outstanding. The 2005 and 2007 Plans provide for incentive or nonqualified stock options to be granted to key employees, officers, directors, independent contractors and consultants of the Company.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2011 and 2010

Under the 2005 and 2007 Plans, options may be granted at prices not less than the fair market value on the date the option is granted. Options become exercisable and vest as determined at the date of grant by a committee of the Board of Directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant.

Changes in the options outstanding during the years ended March 31, 2011 and 2010 are summarized in the following table:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at March 31, 2009	1,246,000	$2.12	5.3 years
Granted	20,000	0.80	10 years
Expired	(25,000)	2.50	-
Outstanding at March 31, 2010	1,241,000	2.12	4.5 years
Granted	380,000	2.56	10 years
Expired	(325,000)	2.56	-
Outstanding at March 31, 2011	1,296,000	$2.11	6.3 years	$863,920
Exercisable at March 31, 2011	1,282,667	$2.12	6.3 years	$837,653

At March 31, 2011, options to purchase 750,000 and 140,000 shares of common stock were available for grant under the 2007 Plan and 2005 Plan, respectively.

Aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing price of $2.77 as of March 31, 2011, which would have been recognized by the option holders had these option holders exercised their options as of that date.

The Company recognized stock-based compensation totaling $493,300 and $600 for the years ended March 31, 2011 and 2010, respectively, based on the fair value of stock options granted.  This expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations.  At March 31, 2011, outstanding options to purchase 1,282,667 shares of common stock are fully vested.  In addition, certain option grants contain disposition restrictions which prohibit the sale of 50% of the shares acquired by exercising the awarded options until the first anniversary of the grant date and the remaining 50% of the shares acquired by exercising the awarded options until the second anniversary of the grant date.  As of March 31, 2011, the fair value of unamortized stock-based compensation expense related to unvested stock options was approximately $7,600 which is expected to be recognized over a remaining vesting period of two years.

The per share weighted average fair values of stock options granted during the years ended March 31, 2011 and 2010 were $1.29 and $0.54, respectively.  The Company’s calculations were made using the Black-Scholes option pricing model on the date of the grant based on the following weighted average assumptions:

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2011 and 2010

	2011	2010
Expected option term (years)	5.0	5.0
Expected volatility	83.4%	84.4%
Expected dividend yield	-	-
Risk-free interest rate	2.37%	2.38%

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

On February 8, 2011, the Company issued warrants to purchase an aggregate of 100,000 shares of the Company’s common stock in connection with consulting services for investor relations services.  The warrants have a five year term and are currently exercisable as follows: warrants to purchase 50,000 shares of common stock at an exercise price of $1.00 per share; warrants to purchase 25,000 shares of common stock at an exercise price of $2.00 per share; and warrants to purchase 25,000 shares of common stock at an exercise price of $3.00 per share.  The shares underlying the warrants are not registered and are subject to certain trading restrictions.

The Company recognized $153,000 of consulting expense related to investor relations services based on a fair value weighted average of the warrants of $1.53.  The fair values of the warrants was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility, 83.4%; risk-free interest rates of 2.39%; expected option term, five years; and expected dividend yields of 0%.

(7)	Retirement Plans

The Company sponsors retirement plans pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), for all employees meeting certain service requirements. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code. The plans provide for matching contributions by the Company which amounted to $9,057 and $10,267 for the years ended March 31, 2011 and 2010, respectively.

(8)	Concentration of Credit Risk

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

The Company had one customer that represented 31% and 12% of revenues for the years ended March 31, 2011 and 2010, respectively.   The Company had an additional customer that represented 23% of revenues for the year ended March 31, 2010.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2011 and 2010

(9)	Commitments

The Company leases office space under non-cancellable operating leases expiring in various years through July 2013.  The future minimum lease payments under these operating leases are as follows:

2012	$123,000
2013	125,000
2014	28,000
$276,000

The Company remains liable under a lease for office space located in East Syracuse, NY which expires in April 2013.   Since the Upstate Region has been classified as a discontinued operation, a provision of $57,312, net of matching payments to be made by the purchaser of the Upstate Region, has been recorded in the accompanying financial statements at March 31, 2011.

Operating lease rent expense (including real estate taxes and maintenance costs) was $87,610 and $82,280 for the years ended March 31, 2011 and 2010, respectively.

On August 20, 2004, the Company entered into a seven-year non-cancelable operating sublease, commencing December 1, 2004, for office space with American Para Professional Systems, Inc. (“APPS”), an entity under the control of the Company’s Chairman of the Board.  Basic rent under the sublease has been established as a pass-through with the Company’s cost being fixed at a cost equal to the pro-rated rent payable for the subleased space by APPS to the building’s landlord.  Rent expense paid to this related entity under the sublease for the years ended March 31, 2011 and 2010 was $42,151 and $40,923, respectively.  Minimum lease payments under the related party sublease as of March 31, 2011 will be $29,000 during the year ending March 31, 2012.