Form 10-Q
period 2011-06-30
AMERICAN LEARNING Corp
filed 2011-08-12
CIK 774517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to _____

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

The number of shares outstanding of the Registrant’s common stock as of August 12, 2011 was 4,919,615.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and March 31, 2011	3

	Condensed Consolidated Statements of Operations for the Three Months ended June 30, 2011 and 2010 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months ended June 30, 2011 and 2010 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6 - 8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9 - 10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II - OTHER INFORMATION

Item 6.	Exhibits	12

SIGNATURES		13

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2011	March 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,276,407	$2,579,249
Accounts receivable, net	681,794	689,908
Note receivable	180,000	180,000
Prepaid expenses and other current assets	132,056	137,531
Current assets of discontinued operations	—	872,553
Total current assets	4,270,257	4,459,241

Note receivable - net of current portion	240,000	270,000
Goodwill	145,000	145,000
Intangible assets, net	99,294	101,328
Property and equipment, net	128,641	132,810
Other assets	15,915	15,915
Total assets	$4,899,107	$5,124,294

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$266,495	$247,793
Accrued compensation and related taxes	234,472	283,358
Capital leases payable - current portion	—	7,801
Current liabilities of discontinued operations	—	342,913
Total current liabilities	500,967	881,865

Commitments

Stockholders' equity:
Common stock, $.01 par value. Authorized 20,000,000 shares; issued 5,214,715 and 5,050,000 shares and outstanding 4,919,615 and 4,754,900 shares, respectively	52,147	50,500
Additional paid-in capital	5,895,706	5,599,099
Accumulated deficit	(1,082,440)	(939,897)
	4,865,413	4,709,702
Treasury stock, at cost	(467,273)	(467,273)
Total stockholders' equity	4,398,140	4,242,429
Total liabilities and stockholders' equity	$4,899,107	$5,124,294

See accompanying notes to condensed consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	June 30,	June 30,
	2011	2010

Revenues	$879,897	$727,483
Cost of services	601,016	472,442

Gross profit	278,881	255,041

Selling, general, and administrative expenses	457,644	487,170

Operating loss from continuing operations	(178,763)	(232,129)

Other income (expense):
Interest income	4,553	990
Interest expense	(184)	(672)

Loss from continuing operations	(174,394)	(231,811)
Discontinued operations

Gain from discontinued operations, net of tax	31,851	181,841
Net loss	$(142,543)	$(49,970)

Net income (loss) per share:
From continuing operations – basic and diluted	$(0.04)	$(0.05)
From discontinued operations – basic and diluted	0.01	0.04
	$(0.03)	$(0.01)

Weighted average shares - basic and diluted	4,809,805	4,754,900

See accompanying notes to condensed consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	June 30,	June 30,
	2011	2010
Cash flows from operating activities:
Loss from continuing operations	$(174,394)	$(231,811)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,590	26,674
Stock-based compensation expense	1,767	11,100
Changes in assets and liabilities:
Accounts receivable	8,114	(64,648)
Prepaid expenses and other current assets	5,475	(36,190)
Accounts payable and accrued expenses	18,702	(15,762)
Accrued compensation and related taxes	(48,886)	63,651

Net cash used in operating activities of continuing operations	(165,632)	(246,986)
Operating activities of discontinued operations	561,491	271,423
Net cash provided by operating activities	395,859	24,437

Cash flows from investing activities:
Proceeds from note receivable	30,000	—
Capital expenditures	(17,387)	—
Net cash provided by investing activities	(12,613)	—

Cash flows from financing activities:
Proceeds from stock issuance	296,487	—
Payment of capital leases payable	(7,801)	(4,771)

Net cash provided by (used in) financing activities	288,686	(4,771)

Net increase in cash and cash equivalents	697,158	19,666

Cash and cash equivalents - beginning of period	2,579,249	3,440,493

Cash and cash equivalents - end of period	$3,276,407	$3,460,159

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$184	$672

See accompanying notes to condensed consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
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

Accordingly, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (the “Annual Report”), as filed with the Securities and Exchange Commission (“SEC”).

Discontinued Operations

On March 31, 2011, we completed the disposition of certain assets of ITG, pursuant to an Asset Purchase Agreement (the “Agreement”) among the Company, ITG, Liberty Resources POST, LLC and John Torrens.  In consideration of the purchase price provided for in the Agreement, the Company sold certain assets related to ITG’s business in the upstate region of New York State (the “Upstate Region”).  ITG continues to operate in the downstate area of New York State (New York City and Long Island). Accordingly, the results of ITG’s operations from the Upstate Region have been classified as discontinued operations in all periods presented.

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

Credit Risk

Service revenue is concentrated within a limited number of clients throughout New York State; municipalities within New York State provide substantial and significant revenue to us. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions in New York State.  Over the past year, we have experienced delays in payments received from these municipalities as a result of the challenging economic climate and delays in funding to the municipalities from New York State.  Although the accounts receivable for our services are deemed collectible, we actively monitor this issue when evaluating the adequacy of our allowance for doubtful accounts.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is tested for impairment at least annually for possible impairment.  We perform our tests as of March 31, the last day of our fourth fiscal quarter, unless an event occurs that would cause us to believe the value is impaired at an interim date.

The following table presents certain information regarding our intangible assets at June 30, 2011:

	Estimated	Carrying	Accumulated
	Useful Lives	Value	Amortization	Net
Customer contracts	15 years	$122,000	$(22,706)	$99,294

Intangible assets are being amortized on a straight-line basis over their estimated useful lives.  For the three months ended June 30, 2011, amortization expense was $2,034.  Assuming no changes in our intangible assets, estimated amortization expense for the remainder of the current fiscal year ending March 31, 2012 will be $6,099 and will be $8,133 in each of the four succeeding fiscal years.

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

Net Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflects the maximum dilution from potential common shares issuable pursuant to the exercise of stock options and warrants, if dilutive, outstanding during each period.  For the three months ended June 30, 2011 and 2010, the inclusion of common stock equivalents in the calculation of diluted loss per share would be anti-dilutive.

Stock Option Plans

We account for stock-based compensation by recording stock options at their fair value on the measurement date, which is typically the date the services are performed (generally the vesting period of the grant).  Stock-based compensation totaling $1,767 and $11,100 was recognized during the three months ended June 30, 2011 and 2010, respectively, based on the fair value of the stock options granted.

We estimate the fair value of stock options granted using the Black-Scholes option pricing model.  Under this method, the average fair value of stock options granted by the Company during the three months ended June 30, 2011 was $1.56 per share.  In addition to the exercise price of the awards, certain weighted average assumptions were used to estimate the fair value of stock option grants as follows: expected volatility of 95.8%, expected dividend yield of 0%, risk-free interest rate of 1.55% and an expected option term of 6 years.

At June 30, 2011, outstanding options to purchase 1,257,667 shares of the Company’s common stock are fully vested.  In addition, certain option grants contain disposition restrictions which prohibit the sale of 50% of the shares acquired by exercising the awarded options until the first anniversary of the grant date and the remaining 50% of the shares acquired by exercising the awarded options until the second anniversary of the grant date.  As of June 30, 2011, the fair value of unamortized stock-based compensation expense related to unvested stock options was approximately $36,033 which is expected to be recognized over a remaining vesting period of three years.

The following table summarizes information about stock option activity for the three months ended June 30, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at March 31, 2011	1,296,000	$2.11	6.3 years
Granted	20,000	$2.14	10 years
Expired	(25,000)	$2.50	7.5 years
Outstanding at June 30, 2011	1,291,000	$2.10	6.1 years	$95,200

Exercisable at June 30, 2011	1,257,667	$2.11	6.1 years	$79,200

Aggregate intrinsic value represents the total pretax intrinsic value, based on options with exercise prices less than the Company’s closing price of $2.00 as of June 30, 2011, which would have been recognized by the option holders had these option holders exercised their options as of that date.

Subsequent Events

We have completed an evaluation of the impact of any subsequent events through the date these financial statements were issued and determined that there were no subsequent events requiring disclosure in or adjustment to these financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Notes to Condensed Consolidated Financial Statements included in our Annual Report.  A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) in our Annual Report.  There have been no material changes to the critical accounting policies or estimates reported in the MD&A section of our Annual Report.

Results of Operations – Three Months ended June 30, 2011 and 2010

Revenues for the three months ended June 30, 2011 were $879,897, an increase of approximately 21.0% over the $727,483 reported for the three month period ended June 30, 2010.  Revenues generated under our Special Education Itinerant Teacher (“SEIT”) program increased to $331,732 during the three months ended June 30, 2011 from $223,074 in the corresponding period in the prior fiscal year.  We also achieved growth in school staffing services to charter schools during the current quarter, recording an increase in charter school revenue of $148,792, representing an increase of approximately 28.2% over the quarter ended June 30, 2010.  However, during the three months ended June 30, 2011, revenues from early intervention (“EI”) services decreased $94,334 from EI revenues recorded in the prior fiscal period ended June 30, 2010.  New York City will not be granting EI contracts to any new providers in the upcoming request for proposal process and our agreement to subcontract our services to another approved provider will not be renewed.

Our cost of services consists of payroll and payroll-related costs paid to our staff of salaried and per diem clinicians.  As a percentage of revenue, costs of services during the three months ended June 30, 2011 and 2010 were 68.3% and 64.9%, respectively.  Each year, we are required to file a standardized fiscal cost report with New York State which is used to calculate reconciliation tuition rates/adjustment factors and prospective tuition rates for our SEIT program.  As a result of this rate reconciliation process, the cost of services as a percentage of revenue for the three months ended June 30, 2011 increased due to a 4.0% reduction in fees paid by preschools under the rate reconciliation process.  In addition, the cost of services as a percentage of revenue in the current quarter increased due to an increase in our workers compensation premiums.

Selling, general and administrative expenses for the quarterly periods ended June 30, 2011 and 2010 were $457,644 and $487,170, respectively.  The decrease in selling, general and administrative expenses in the current quarter reflects decreases in general operating expenses, offset by an increase in professional fees paid to attorneys and consultants of approximately $49,000.

Interest income for the three months ended June 30, 2011 and 2010 was $4,553 and $990, respectively.  The increase in interest income was the result of interest earned on the note receivable accepted as consideration in the Agreement for the sale of the Upstate Region coupled with by an increase in cash balances available for investment.

Liquidity and Capital Resources

At June 30, 2011, we had working capital of $3,769,290 as compared to working capital of $3,577,376 at March 31, 2011.  We believe that we have sufficient cash resources and working capital to meet our present cash requirements.

During the three months ended June 30, 2011, net cash provided by operating activities was $395,859, predominately attributable to the operating activities of discontinued operations totaling $561,491, offset by an operating loss of $174,394.

Cash flows from investing activities for the three months ended June 30, 2011 included $30,000 of proceeds received from collections of the note receivable.

On June 30, 2011, we completed a private placement of 164,715 shares of the Company’s common stock to non-affiliated accredited investors at a per share price of $1.80.  Total aggregate proceeds of $296,487 were received by the Company.

Future minimum lease payments under non-cancelable operating leases and subleases, exclusive of future escalation charges, for the remainder of the fiscal year ending March 31, 2012 and fiscal years ending thereafter are as follows:

Operating
Leases
2012	$110,000
2013	125,000
2014	28,000
Total minimum lease payments	$263,000

The Company remains liable under a lease for office space located in East Syracuse, NY which expires in April 2013.   Since the Upstate Region has been classified as a discontinued operation, a provision of $50,435, net of matching payments to be made by the purchaser of the Upstate Region, has been recorded in the accompanying financial statements at June 30, 2011.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this Report. As of the end of the fiscal quarter ended June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

(b)  Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

AMERICAN LEARNING CORPORATION

Date: August 12, 2011	By:	/s/ Gary Gelman
Gary Gelman
Chairman of the Board,
President and Chief Executive Officer

Date: August 12, 2011	By:	/s/ Gary J. Knauer
Gary J. Knauer
Chief Financial Officer,
Treasurer and Secretary