Form 10-Q
period 2011-09-30
AMERICAN LEARNING Corp
filed 2011-11-14
CIK 774517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares outstanding of the Registrant’s common stock as of November 14, 2011 was 4,919,615.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

INDEX

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and March 31, 2011	3

	Condensed Consolidated Statements of Operations for the Three and Six Months ended September 30, 2011 and 2010 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months ended September 30, 2011 and 2010 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6 - 9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9 - 11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11 - 12

PART II - OTHER INFORMATION

Item 6.	Exhibits	13

SIGNATURES		14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	Sept. 30, 2011	Mar. 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,361,322	$2,579,249
Accounts receivable, net	271,315	689,908
Note receivable	180,000	180,000
Prepaid expenses and other current assets	85,027	137,531
Current assets of discontinued operations	—	872,553
Total current assets	3,897,664	4,459,241

Note receivable - net of current portion	195,000	270,000
Goodwill	145,000	145,000
Intangible assets, net	97,261	101,328
Property and equipment, net	124,841	132,810
Other assets	15,915	15,915
Total assets	$4,475,681	$5,124,294

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$149,910	$247,793
Accrued compensation and related taxes	221,068	283,358
Capital leases payable - current portion	—	7,801
Current liabilities of discontinued operations	—	342,913
Total current liabilities	370,978	881,865

Commitments

Stockholders' equity:
Common stock, $.01 par value. Authorized 20,000,000 shares; issued 5,214,715 and 5,050,000 shares and outstanding 4,919,615 and 4,754,900 shares, respectively	52,147	50,500
Additional paid-in capital	5,981,456	5,599,099
Accumulated deficit	(1,461,627)	(939,897)
	4,571,976	4,709,702
Treasury stock, at cost	(467,273)	(467,273)
Total stockholders' equity	4,104,703	4,242,429
Total liabilities and stockholders' equity	$4,475,681	$5,124,294

See accompanying notes to condensed consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2011	2010	2011	2010

Revenues	$465,754	$471,591	$1,345,651	$1,199,074
Cost of services	320,052	306,861	921,068	779,303

Gross margin	145,702	164,730	424,583	419,771

Selling, general and administrative expenses	529,484	488,376	987,128	975,546

Operating loss from continuing operations	(383,782)	(323,646)	(562,545)	(555,775)

Other income (expense):
Other income	1,951	1,226	1,951	1,226
Interest income	6,678	1,384	11,231	2,374
Interest expense	—	(447)	(184)	(1,119)

Loss from continuing operations	(375,153)	(321,483)	(549,547)	(553,294)

Discontinued operations
Gain (loss) from discontinued operations, net of tax	(4,034)	(44,137)	27,817	137,704
Net loss	$(379,187)	$(365,620)	$(521,730)	$(415,590)

Net income (loss) per share:
From continuing operations – basic and diluted	$(0.08)	$(0.07)	$(0.11)	$(0.12)
From discontinued operations – basic and diluted	$0.00	$(0.01)	$0.01	$0.03

Weighted average shares - basic and diluted	4,919,615	4,754,900	4,864,710	4,754,900

See accompanying notes to condensed consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	Sept. 30,	Sept. 30,
	2011	2010
Cash flows from operating activities:
Loss from continuing operations	$(549,547)	$(553,294)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	39,423	50,852
Stock-based compensation expense	87,517	12,000
Changes in assets and liabilities:
Accounts receivable	418,593	230,234
Prepaid expenses and other current assets	52,504	(53,315)
Accounts payable and accrued expenses	(97,883)	(32,552)
Accrued compensation and related taxes	(62,290)	(61,655)

Net cash used in operating activities of continuing operations	(111,683)	(407,730)
Operating activities of discontinued operations	557,457	(162,136)

Net cash provided by (used in) operating activities	445,774	(569,866)

Cash flows from investing activities:
Proceeds from note receivable	75,000	—
Capital expenditures	(27,387)	(22,445)
Net cash provided by (used in) investing activities	47,613	(22,445)

Cash flows from financing activities:
Proceeds from stock issuance	296,487	—
Payment of capital leases payable	(7,801)	(10,332)

Net cash provided by (used in) financing activities	288,686	(10,332)

Net increase (decrease) in cash and cash equivalents	782,073	(602,643)

Cash and cash equivalents - beginning of period	2,579,249	3,440,493

Cash and cash equivalents - end of period	$3,361,322	$2,837,850

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$184	$1,119

See accompanying notes to condensed consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011
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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is tested for possible impairment at least annually.  We perform our tests as of March 31, the last day of our fourth fiscal quarter, unless an event occurs that would cause us to believe the value is impaired at an interim date.

The following table presents certain information regarding our intangible assets at September 30, 2011:

	Estimated	Carrying	Accumulated
	Useful Lives	Value	Amortization	Net
Customer contracts	15 years	$122,000	$(24,739)	$97,261

Intangible assets are being amortized on a straight-line basis over their estimated useful lives.  For the three and six months ended September 30, 2011, amortization expense was $2,034 and $4,067, respectively.  Assuming no changes in our intangible assets, estimated amortization expense for the remainder of the current fiscal year ending March 31, 2012 will be $4,066 and will be $8,133 in each of the four succeeding fiscal years.

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

Net Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflects the maximum dilution from potential common shares issuable pursuant to the exercise of stock options and warrants, if dilutive, outstanding during each period.  For the three and six months ended September 30, 2011 and 2010, the inclusion of common stock equivalents in the calculation of diluted loss per share would be anti-dilutive.

Stock Option Plans

Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the vesting period.  During the three and six months ended September 30, 2011, stock-based compensation totaling $3,500 and $5,267, respectively, was recognized based on the fair value of the stock options granted.  Stock-based compensation totaling $900 and $12,000 was recognized during the three and six months ended September 30, 2010, respectively.

We estimate the fair value of stock options granted using the Black-Scholes option pricing model.  Under this method, the average fair value of stock options granted by the Company during the six months ended September 30, 2011 was $1.56 per share.  In addition to the exercise price of the awards, certain weighted average assumptions were used to estimate the fair value of stock option grants as follows: expected volatility of 95.8%, expected dividend yield of 0%, risk-free interest rate of 1.55% and an expected option term of 6 years.

At September 30, 2011, outstanding options to purchase 1,257,667 shares of the Company’s common stock are fully vested.  In addition, certain option grants contain disposition restrictions which prohibit the sale of 50% of the shares acquired by exercising the awarded options until the first anniversary of the grant date and the remaining 50% of the shares acquired by exercising the awarded options until the second anniversary of the grant date.  As of September 30, 2011, the fair value of unamortized stock-based compensation expense related to unvested stock options was approximately $33,111 which is expected to be recognized over a remaining vesting period of three years.

The following table summarizes information about stock option activity for the six months ended September 30, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at March 31, 2011	1,296,000	$2.11	6.3 years
Granted	20,000	$2.14	10 years
Expired	(25,000)	$2.50	7.5 years
Outstanding at September 30, 2011	1,291,000	$2.10	5.8 years	$146,560

Exercisable at September 30, 2011	1,257,667	$2.11	5.7 years	$129,760

Aggregate intrinsic value represents the total pretax intrinsic value, based on options with exercise prices less than the Company’s closing price of $2.06 as of September 30, 2011, which would have been recognized by the option holders had these option holders exercised their options as of that date.

On September 27, 2011, the Company issued warrants to purchase an aggregate of 75,000 shares of the Company’s common stock in connection with consulting services for investor relations services.  The warrants have a four and one-half year term and are currently exercisable as follows: warrants to purchase 25,000 shares of common stock at an exercise price of $3.00 per share; warrants to purchase 25,000 shares of common stock at an exercise price of $4.00 per share; and warrants to purchase 25,000 shares of common stock at an exercise price of $5.00 per share.  The shares underlying the warrants are not registered and are subject to certain trading restrictions.

The Company recognized $82,250 of stock-based compensation expense related to investor relations services based on a fair value weighted average of the warrants of $1.17.  The fair values of the warrants was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility, 93.6%; risk-free interest rates of 0.97%; expected option term, four and one-half years; and expected dividend yields of 0%.

Subsequent Events

We have completed an evaluation of the impact of any subsequent events through the date these financial statements were issued and determined that there were no subsequent events, except as noted in the following paragraph, requiring disclosure in or adjustment to these financial statements.

On November 14, 2011, we entered into an agreement to renew the existing sublease on our executive office space in Jericho, NY.  The seven-year non-cancelable operating sublease with American Para Professional Systems, Inc., an entity under the control of our Company’s Chairman of the Board, expires on November 30, 2018.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-05, Comprehensive Income, which is included in Accounting Standards Codification (“ASC”) 220, Presentation of Comprehensive Income. This update improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company elected early adoption, therefore, the guidance will be effective for its interim and annual reporting periods beginning September 30, 2011 and applied retrospectively. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or disclosures.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other, which is included in ASC 350, Testing Goodwill for Impairment. This update reduces the complexity, and potentially the cost, of testing goodwill for impairment. The guidance gives the Company the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and in some cases skip the two-step impairment test. The guidance will be effective for the Company’s interim and annual reporting periods beginning after January 1, 2012 and applied prospectively. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operations or disclosures.

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

Results of Operations – Three and Six Months ended September 30, 2011 and 2010

Revenues for the three months ended September 30, 2011 were $467,754, a decrease of less than 1.0% from the $471,591 reported for the three month period ended September 30, 2010.  Revenues generated under our Special Education Itinerant Teachers (“SEIT”) program increased to $306,457 during the three months ended September 30, 2011 from $251,613 in the corresponding period in the prior fiscal year.  We also achieved growth in school staffing services to charter schools during the current quarter, recording an increase in charter school revenue of $24,571, representing an increase of approximately 18.6% over the quarter ended September 30, 2010.  However, during the three months ended September 30, 2011, revenues from early intervention (“EI”) services decreased $72,977 from EI revenues recorded in the three month period ended September 30, 2010.  New York City will not be granting EI contracts to any new providers in the upcoming request for proposal process and our agreement to subcontract our services to another approved provider has not been renewed.

Revenues for the six months ended September 30, 2011 were $1,345,651, an increase of 12.2% over the $1,199,074 reported for the six months ended September 30, 2010 due to increases in SEIT and school staffing services of approximately 30.3% and 40.0%, respectively, over the comparable periods in the prior fiscal year.

Cost of services as a percentage of revenues for the three and six month periods ended September 30, 2011 were approximately 68.7% and 68.4%, respectively.  During the three and six months ended September 30, 2010, cost of services as a percentage of revenues was 65.0%.  Each year, we are required to file a standardized fiscal cost report with New York State which is used to calculate reconciliation tuition rates/adjustment factors and prospective tuition rates for our SEIT program.  As a result of this rate reconciliation process, the cost of services as a percentage of revenue for the three and six months ended September 30, 2011 increased due to a 4.0% reduction in fees paid by preschools under the rate reconciliation process.  The cost of services as a percentage of revenues in the current three and six month periods also reflects an increase over the prior year’s periods as a result of increased workers compensation premiums caused by a re-categorization of our clinicians into classifications that are associated with higher premium costs.  The Company challenged this action and has successfully reversed this reclassification effective with its policy renewal in September 2011.

Selling, general and administrative expenses for the quarterly periods ended September 30, 2011 and 2010 were $529,484 and $488,376, respectively.  During the three months ended September 30, 2011, the Company recorded stock-based compensation expense totaling $85,750 related to the issuance of stock options and warrants as compared to $11,100 of stock-based compensation recorded in the quarterly period ended September 30, 2010.  Selling, general and administrative expenses for the six months ended September 30, 2011 and 2010 were $987,128 and $975,546, respectively.

Interest income for the three and six month periods ended September 30, 2011 was $6,678 and $11,231, respectively. Interest income for the three and six months ended September 30, 2010 was $1,384 and $2,374, respectively.  The increase in interest income was a result of the payment of interest on delinquent receivables by certain charter schools in the current fiscal periods.

Liquidity and Capital Resources

At September 30, 2011, we had working capital of $3,526,686 as compared to working capital of $3,577,376 at March 31, 2011.  We believe that we have sufficient cash resources and working capital to meet our present cash requirements.

During the six months ended September 30, 2011, net cash provided by operating activities was $445,774, predominately attributable to the operating activities of discontinued operations totaling $557,457 and a decrease in accounts receivable of $418,593, offset by an operating loss of $549,547.

Cash flows from investing activities for the three months ended September 30, 2011 included $75,000 of proceeds received from collections of the note receivable.

The Company completed a private placement of 164,715 shares of the Company’s common stock to non-affiliated accredited investors at a price of $1.80 per share on June 30, 2011.  Total aggregate proceeds of $296,487 were received by the Company.

Future minimum lease payments under non-cancelable operating leases and subleases, exclusive of future escalation charges, for the remainder of the fiscal year ending March 31, 2012 and fiscal years ending thereafter are as follows:

Operating
Leases
2012	$83,000
2013	168,000
2014	73,000
2015	47,000
2016	51,000
Thereafter	143,000
Total minimum lease payments	$565,000

The Company remains liable under a lease for office space located in East Syracuse, NY which expires in April 2013.  Since the Upstate Region has been classified as a discontinued operation, a provision of $43,558 net of matching payments to be made by the purchaser of the assets of the Upstate Region, has been recorded in the accompanying financial statements at September 30, 2011.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this Report. As of the end of the fiscal quarter ended September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

(b)  Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 6.   Exhibits.

Exhibit 10.23	Sublease Agreement, dated November 14, 2011, between American Para Professional Systems, Inc. and the Company with respect to the premises at One Jericho Plaza, Jericho, NY

Exhibit 31.1	Section 302 Principal Executive Officer Certification

Exhibit 31.2	Section 302 Principal Financial Officer Certification

Exhibit 32.1	Section 1350 Certification

Exhibit 32.2	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN LEARNING CORPORATION

Date: November 14, 2011	By:	/s/ Gary Gelman
Gary Gelman
Chairman of the Board,
President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ Gary J. Knauer
Gary J. Knauer
Chief Financial Officer,
Treasurer and Secretary