Form 10-Q
period 2011-12-31
AMERICAN LEARNING Corp
filed 2012-02-14
CIK 774517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to _____

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

________________________________________________________________

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

The number of shares outstanding of the Registrant’s common stock as of February 13, 2012 was 4,919,615.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

INDEX

Page No.
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31,
2011 (unaudited) and March 31, 2011	3

Condensed Consolidated Statements of Operations for the
Three and Nine Months ended December 31, 2011
and 2010 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the
Nine Months ended December 31, 2011 and 2010
(unaudited)	5

Notes to Condensed Consolidated Financial Statements
(unaudited)	6 - 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10 – 11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

PART II - OTHER INFORMATION

Item 6. Exhibits	13

SIGNATURES	14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	Dec. 31, 2011	Mar. 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,057,197	$2,579,249
Accounts receivable, net	565,021	689,908
Note receivable	180,000	180,000
Prepaid expenses and other current assets	58,588	137,531
Current assets of discontinued operations	—	872,553
Total current assets	3,860,806	4,459,241

Note receivable - net of current portion	150,000	270,000
Goodwill	145,000	145,000
Intangible assets, net	95,228	101,328
Property and equipment, net	123,097	132,810
Other assets	15,915	15,915
Total assets	$4,390,046	$5,124,294

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$137,904	$247,793
Accrued compensation and related taxes	277,819	283,358
Capital leases payable - current portion	—	7,801
Current liabilities of discontinued operations	—	342,913
Total current liabilities	415,723	881,865

Commitments

Stockholders' equity:
Common stock, $.01 par value. Authorized
20,000,000 shares; issued 5,214,715 and
5,050,000 shares and outstanding 4,919,615
and 4,754,900 shares, respectively	52,147	50,500
Additional paid-in capital	5,984,956	5,599,099
Accumulated deficit	(1,595,507)	(939,897)
	4,441,596	4,709,702
Treasury stock, at cost	(467,273)	(467,273)
Total stockholders' equity	3,974,323	4,242,429
Total liabilities and stockholders' equity	$4,390,046	$5,124,294

See accompanying notes to condensed consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2011	2010	2011	2010

Revenues	$903,817	$836,830	$2,249,468	$2,035,904
Cost of services	602,918	586,067	1,523,986	1,365,370

Gross margin	300,899	250,763	725,482	670,534

Selling, general and
administrative expenses	439,112	437,538	1,426,240	1,413,084

Operating loss from
continuing operations	(138,213)	(186,775)	(700,758)	(742,550)

Other income (expense):
Other income	—	—	1,951	1,226
Interest income	4,333	1,017	15,564	3,391
Interest expense	—	(437)	(184)	(1,556)

Loss from continuing operations	(133,880)	(186,195)	(683,427)	(739,489)
Discontinued operations
Gain from discontinued
operations, net of tax	—	10,948	27,817	148,652
Net loss	$(133,880)	$(175,247)	$(655,610)	$(590,837)

Net income (loss) per share:
From continuing operations
– basic and diluted	$(0.03)	$(0.04)	$(0.14)	$(0.16)
From discontinued operations
– basic and diluted	$0.00	$0.00	$0.01	$0.03

Weighted average shares -
basic and diluted	4,919,615	4,754,900	4,883,012	4,754,900

See accompanying notes to condensed consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	Dec. 31,	Dec. 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(655,610)	$(590,837)
Earnings from discontinued operations	(27,817)	(148,652)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	54,120	75,105
Stock-based compensation expense	91,017	12,900
Bad debt expense	—	16,078
Changes in assets and liabilities:
Accounts receivable	124,887	(133,349)
Prepaid expenses and other current assets	78,943	(27,389)
Accounts payable and accrued expenses	(109,889)	(74,678)
Accrued compensation and related taxes	(5,539)	(25,026)

Net cash used in operating activities of continuing operations	(449,888)	(895,848)
Operating activities of discontinued operations	557,457	(118,577)
Net cash provided by (used in) operating activities	107,569	(1,014,425)

Cash flows from investing activities:
Proceeds from note receivable	120,000	—
Capital expenditures	(38,307)	(42,504)
Net cash provided by (used in) investing activities	81,693	(42,504)

Cash flows from financing activities:
Proceeds from stock issuance	296,487	—
Payment of capital leases payable	(7,801)	(15,351)

Net cash provided by (used in) financing activities	288,686	(15,351)

Net increase (decrease) in cash and cash equivalents	477,948	(1,072,280)

Cash and cash equivalents - beginning of period	2,579,249	3,440,493

Cash and cash equivalents - end of period	$3,057,197	$2,368,213

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$184	$1,556

See accompanying notes to condensed consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2011

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

Revenue Recognition

Revenue is recognized on a fee-for-service basis after services have been provided under contract terms, the service price is fixed or determinable, and collectibility is reasonably assured. In addition, revenue is also recognized monthly for services provided under tuition-based programs for our Special Education Itinerant Teachers (“SEIT”) contracts.

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

The following table presents certain information regarding our intangible assets at December 31, 2011:

	Estimated	Carrying	Accumulated
	Useful Lives	Value	Amortization	Net
Customer contracts	15 years	$122,000	$(26,772)	$95,228

Intangible assets are being amortized on a straight-line basis over their estimated useful lives. For the three and nine months ended December 31, 2011, amortization expense was $2,033 and $6,100, respectively. Assuming no changes in our intangible assets, estimated amortization expense for the remainder of the current fiscal year ending March 31, 2012 will be $2,033 and will be $8,133 in each of the four succeeding fiscal years.

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

Net Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the maximum dilution from potential common shares issuable pursuant to the exercise of stock options and warrants, if dilutive, outstanding during each period. For the three and nine months ended December 31, 2011 and 2010, the inclusion of common stock equivalents in the calculation of diluted loss per share would be anti-dilutive.

Stock Option Plans

Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the vesting period. During the three and nine months ended December 31, 2011, stock-based compensation totaling $3,500 and $8,767, respectively, was recognized based on the fair value of the stock options granted. Stock-based compensation totaling $900 and $12,900 was recognized during the three and nine months ended December 31, 2010, respectively.

We estimate the fair value of stock options granted using the Black-Scholes option pricing model. Under this method, the average fair value of stock options granted by the Company during the nine months ended December 31, 2011 was $1.56 per share. In addition to the exercise price of the awards, certain weighted average assumptions were used to estimate the fair value of stock option grants as follows: expected volatility of 95.8%, expected dividend yield of 0%, risk-free interest rate of 1.55% and an expected option term of 6 years.

At December 31, 2011, outstanding options to purchase 1,257,667 shares of the Company’s common stock are fully vested. In addition, certain option grants contain disposition restrictions which prohibit the sale of 50% of the shares acquired by exercising the awarded options until the first anniversary of the grant date and the remaining 50% of the shares acquired by exercising the awarded options until the second anniversary of the grant date. As of December 31, 2011, the fair value of unamortized stock-based compensation expense related to unvested stock options was approximately $29,034 which is expected to be recognized over a remaining vesting period of three years.

The following table summarizes information about stock option activity for the nine months ended December 31, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Agregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at March 31, 2011	1,296,000	$2.11	6.3 years
Granted	20,000	$2.14	10 years
Expired	(25,000)	$2.50	7.5 years
Outstanding at December 31, 2011	1,291,000	$2.10	5.6 years	$95,200

Exercisable at December 31, 2011	1,257,667	$2.11	5.5 years	$79,200

Aggregate intrinsic value represents the total pretax intrinsic value, based on options with exercise prices less than the Company’s closing price of $2.00 as of December 31, 2011, which would have been recognized by the option holders had these option holders exercised their options as of that date.

During September 2011, the Company issued warrants to purchase an aggregate of 75,000 shares of the Company’s common stock in connection with consulting services for investor relations services. The warrants have a four and one-half year term and are currently exercisable as follows: warrants to purchase 25,000 shares of common stock at an exercise price of $3.00 per share; warrants to purchase 25,000 shares of common stock at an exercise price of $4.00 per share; and warrants to purchase 25,000 shares of common stock at an exercise price of $5.00 per share. The shares underlying the warrants are not registered and are subject to certain trading restrictions.

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

Unregistered Sale of Equity Securities

On June 30, 2011, the Company completed a private placement of 164,715 shares of the Company’s common stock (the “Shares”) to non-affiliated accredited investors at a per share price of $1.80, representing a 10% discount from the closing sale price reported on the NASDAQ Capital Market on June 29, 2011. Total aggregate proceeds of $296,487 were received by the Company.

The private placement was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(6) and Rule 506 of Regulation D under the Securities Act. The Company relied upon, among other things, representations from the investors that they were “accredited investors” within the meaning of Rule 501(a) under the Securities Act as the basis for the exemption.

The Shares purchased under the private placement must be held indefinitely unless such Shares are registered under the Securities Act or an exemption from registration is available. However, the purchasers of the Shares have agreed not to dispose or attempt to dispose of the Shares prior to the one-year anniversary of purchase.

Subsequent Events

We have completed an evaluation of the impact of any subsequent events through the date these financial statements were issued and determined that there were no subsequent events requiring disclosure in or adjustment to these financial statements.

On January 13, 2012, we received a comment letter from the SEC relating to our Form 10-K for the fiscal year ended March 31, 2011 (“Form 10-K”), filed June 28, 2011, and our Quarterly Report on Form 10−Q for the fiscal period ended September 30, 2011 (“Form 10−Q”), filed November 14, 2011. We responded to the comment letter on January 26, 2012.

In our response, we provided additional requested information and agreed to revise the language and presentation used on certain disclosures on all future filings. In addition, we agreed to file certain contracts with customers as exhibits which, although not material at the time the agreements were signed, became material to continuing operations subsequent to the sale of net assets related to the Upstate Region. These contracts were filed as exhibits to our Current Report on Form 8-K filed on February 10, 2012.

We have made no attempt to modify or update disclosures presented in the Form 10-K or Form 10-Q. The modifications made in response to the comment letter shall not be deemed to be an admission that the Form 10-K or Form 10-Q included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Recently Issued Accounting Pronouncements

In September, 2011, the Financial Accounting Standards Board ratified ASU No. 2011-08 (“ASU 2011-08”) Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is necessary.  If an entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the traditional two-step goodwill impairment test must be performed.  The Company plans to perform its annual impairment test during the fourth quarter ending March 31, 2012. While ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, early adoption is permitted. The Company is currently evaluating the impact of ASU 2011-08 on its future goodwill impairment tests and early adoption is under consideration.

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

Results of Operations – Three and Nine Months ended December 31, 2011 and 2010

Revenues for the three months ended December 31, 2011 were $903,817, an increase of approximately 8.0% from the $836,830 reported for the three month period ended December 31, 2010. Revenues generated for school staffing services to charter schools accounted for the majority of the increase with revenues of $573,024 during the three months ended December 31, 2011 compared to $463,270 in the corresponding period in the prior fiscal year.

Revenues for the nine months ended December 31, 2011 were $2,249,468, an increase of approximately 10.5% over the $2,035,904 reported for the nine months ended December 31, 2010 due to increases in school staffing and SEIT services of approximately 31.7% and 20.5%, respectively, over the comparable periods in the prior fiscal year. However, during the nine months ended December 31, 2011, revenues from early intervention (“EI”) services decreased $216,964 from EI revenues recorded in the nine month period ended December 31, 2010. New York City will not be granting EI contracts to any new providers in the upcoming request for proposal process and our agreement to subcontract our services to another approved provider has not been renewed.

Cost of services as a percentage of revenues for the three and nine month periods ended December 31, 2011 were approximately 66.7% and 67.7%, respectively. During the three and nine months ended December 31, 2010, cost of services as a percentage of revenues were approximately 70.0% and 67.1%, respectively. In the prior fiscal year, we experienced an increase in workers compensation premiums caused by a re-categorization of our clinicians into classifications that are associated with higher premium costs. The Company challenged this action and has successfully reversed this reclassification effective with its policy renewal in September 2011. The decrease in the cost of services as a percentage of revenues in the current three month period is in part a result of this reclassification.

Selling, general and administrative expenses for the quarterly periods ended December 31, 2011 and 2010 were $439,112 and $437,538, respectively. Selling, general and administrative expenses for the nine months ended December 31, 2011 and 2010 were $1,426,240 and $1,413,084, respectively. During the nine months ended December 31, 2011, the Company recorded stock-based compensation expense totaling $91,017 related to the issuance of stock options and warrants as compared to $12,900 of stock-based compensation recorded in the nine months ended December 31, 2010.

Interest income for the three and nine month periods ended December 31, 2011 was $4,333 and $15,564, respectively. Interest income for the three and nine months ended December 31, 2010 was $1,017 and $3,391, respectively. The increase in interest income was a result of the payment of interest on the note receivable and on delinquent receivables by certain charter schools in the current fiscal periods.

Liquidity and Capital Resources

At December 31, 2011, we had working capital of $3,445,083 as compared to working capital of $3,577,376 at March 31, 2011. We believe that we have sufficient liquidity to meet our needs for beyond the next twelve months.

During the nine months ended December 31, 2011, net cash provided by operating activities was $107,569, predominately attributable to the operating activities of discontinued operations totaling $557,457 offset by an operating loss of $655,610.

Cash flows from investing activities for the nine months ended December 31, 2011 included $120,000 of proceeds received from collections of the note receivable.

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

Future minimum lease payments under non-cancelable operating leases and subleases, exclusive of future escalation charges, for the remainder of the fiscal year ending March 31, 2012 and fiscal years ending thereafter are as follows:

Operating
Leases
2012	$42,000
2013	168,000
2014	73,000
2015	47,000
2016	51,000
Thereafter	143,000
Total minimum lease payments	$524,000

The Company remains liable under a lease for office space located in East Syracuse, NY which expires in April 2013. Since the Upstate Region has been classified as a discontinued operation, a provision of $36,424, net of matching payments to be made by the purchaser of the assets of the Upstate Region, has been recorded in the accompanying financial statements at December 31, 2011.

We are not aware of any pending or threatened legal action arising from the operations of our business that could have a material adverse effect on our consolidated financial condition or results of operations.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this Report. As of the end of the fiscal quarter ended December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

AMERICAN LEARNING CORPORATION

Date: February 14, 2012	By:	/s/ Gary Gelman
Gary Gelman
Chairman of the Board,
President and Chief Executive Officer

Date: February 14, 2012	By:	/s/ Gary J. Knauer
Gary J. Knauer
Chief Financial Officer,
Treasurer and Secretary

