Form 10-K
period 2012-03-31
AMERICAN LEARNING Corp
filed 2012-06-22
CIK 774517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates was $2,670,146, based on the price at which the common stock was last sold on the NASDAQ Capital Market on September 30, 2011.

The number of shares outstanding of the registrant’s common stock as of June 21, 2012 was 4,919,615.

DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year.

PART I

Note:   As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Company” or any derivative thereof, shall mean American Learning Corporation and its subsidiaries, Interactive Therapy Group Consultants, Inc. and Signature Learning Resources, Inc.

Item 1. Business.

Overview

American Learning Corporation was incorporated in the State of New York and commenced operations in April 1982. We provide a comprehensive range of services to children with developmental delays and disabilities and have developed a reputation for providing well-rounded therapeutic solutions through our wholly owned subsidiaries, Interactive Therapy Group Consultants, Inc. (“ITG”) and Signature Learning Resources, Inc. ("SLR”).

On March 31, 2011, we completed the disposition of certain assets of ITG pursuant to an Asset Purchase Agreement (the “Agreement”) among the Company, ITG, Liberty Resources POST, LLC and John Torrens. In consideration of the purchase price provided for in the Agreement, the Company sold certain assets related to ITG’s business in the upstate region of New York State (the “Upstate Region”). We received total compensation of $650,000, consisting of $200,000 in cash and a thirty-month note receivable for $450,000. In addition, the Company released John Torrens, ITG’s former President, from his non-competition agreement for a cash payment of $100,000. ITG continues to operate in the downstate area of New York State (New York City and Long Island). Accordingly, the results of operations from ITG’s Upstate Region were classified as discontinued operations and except where specific discussions of ITG’s Upstate Region are made, all financial information presented in this Annual Report excludes the Upstate Region for all periods presented.

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

Preschool Programs

Children with disabilities from three to five years old are eligible for services under the state’s education law. ITG is approved as a special education school under Section 4410 of the New York State Education Law (“NYSED”) to provide special education and related services. Children who meet the qualifying criteria may receive on-going services including those provided by Special Education Itinerant Teachers (“SEIT”), speech-language pathologists, physical therapists, occupational therapists and psychologists.

We offer the following preschool services under contracts with various counties based on NYSED approval:

•    Related Services: Direct services based on a child’s Individualized Education Plan are delivered by appropriately qualified personnel in a home or preschool setting. Services may include speech-language therapy, occupational therapy, counseling and/or physical therapy.

•    SEIT: An appropriately qualified special education teacher will provide services in the home or preschool setting. This is the only service that we provide on a tuition basis. All other services are provided on a fee-for-service basis.

School Staffing Programs

School-age children with disabilities or delays may qualify for a host of special education and related services, which are the responsibility of the school district. Because these services are mandated by state law, districts are required to provide them. When a district cannot provide the required service using their own personnel resources, they must contract with vendors to provide them. We contract with districts and individual schools needing to complement their resources to provide speech-language pathologists, physical therapists, occupational therapists, special education teachers, special education coordinators and counselors. Our school staffing services range in scope from a few hours per week of a specific service to the outsourcing of an entire special education department/function, including ongoing therapy, comprehensive evaluations, coordination, compliance and professional development services.

We had two contracts, the New York City Department of Education (“NYC DOE”) Requirements Agreement and the NYC DOE Preschool Services, that represented 33% and 31% of revenues and 30% and 25% of revenues for the years ended March 31, 2012 and 2011, respectively.

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

Employees

As of March 31, 2012, we had 79 employees of which 21 were full-time and 58 were per diem. Of these full-time employees, we have two employees at our executive office in Jericho, New York, one in East Syracuse, New York, 16 in New York, New York, one in Washington D.C. and one in Ohio.

To maintain good employee relations and to minimize employee turnover, we offer competitive pay and provide a full range of employee benefits. We believe that our relationship with all of our employees is generally good.

Item 1A. Risk Factors.

Forward-Looking Statements

This Form 10-K contains “forward-looking statements” including statements concerning the future of our industry, business strategy, continued acceptance of our services, market growth and dependence on significant customers.  These statements can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K.  We are a “smaller reporting” company as defined by Regulation S-K and, as such, we are not required to provide the information contained in this Item pursuant to Regulation S-K. Accordingly, the risks described in this Form 10-K are not intended to be all-inclusive and are not the only risks that we face. Additional risks and uncertainties, not currently known to us or that do not currently appear to be material, may also materially adversely affect our business, financial condition and/or operating results in the future. The risk factors noted below and other factors noted throughout this Form 10-K could cause our actual financial condition or results to differ significantly from those contained in any forward-looking statement.

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

NOLs may be carried forward to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income. Based on current federal corporate income tax rates, our NOLs could provide a benefit to us, if fully utilized, of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon the amount of our otherwise taxable income. If we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOL carryfowards permanently. NOLs, if unutilized, will expire in fiscal years ending March 31, 2023 through March 31, 2032.

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

Our revenue is concentrated within a limited number of customers throughout New York State; municipalities within New York State provide substantial and significant revenue. The continuation and renewal of our contracts are, among other things, contingent upon the availability of adequate Federal pass-through funding from the U.S. government. The loss of or significant reduction in government funding as a result of current constraints on the U.S. budget could result in a material decrease in our revenues, earnings and cash flows. This concentration of customers may also impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions in New York State.

Additionally, since most of our revenue is generated under our contracts with municipalities within New York State, the non-renewal of any contracts or non-payment or significant delay in payment of invoices by any or all of such customers would likely have a material adverse effect upon our business.

Revenue for our school staffing services may be materially affected by special education reform being implemented by the NYC DOE.

The NYC DOE has modified the manner in which it intends to contract for future related services provided to school-age children with disabilities and delays. In addition to existing Requirements Agreements, the NYC DOE has created a new system of awarding contracts which creates a hierarchy of approved providers that modifies the method of referring cases to providers. We have submitted a formal response to the recent NYC DOE request for proposal and are currently awaiting a decision on whether or not we will be awarded a contract under the new system including what our designation will be under the such hierarchy system. Due to pricing competition, our proposed fees for services would be lower than our current rates and would result in lower gross margins for school staffing services performed for the NYC DOE. Although we believe we will be successful in our efforts to win our bid for a new contract, there is no guarantee that we will win a new contract. As a result, there could be a material adverse effect on our revenue and operating results if we are not awarded a new contract.

Our operating results are materially impacted by the seasonality of our business.

Our business is impacted by seasonality with respect to the school year. We anticipate that our revenues will be at their lowest in the second quarter of our fiscal year (which include the months of July and August) when schools are traditionally not in session. During this period, we are faced with paying salaries for full-time staff that will be under-utilized. In addition, the timing of family vacations during the summer months also complicates the scheduling of services for EI services and for preschool children. As such, we recognize that the results of operations for the second quarterly period of our fiscal year may not be indicative of the results for any other quarter or for the full year.

Our common stock could be delisted from the NASDAQ Capital Market.

On June 1, 2012, we received a deficiency letter from The Nasdaq Stock Market (“Nasdaq”) indicating that for the last 30 consecutive business days the Company’s common stock, par value $.01 (the “Shares”), had a closing bid price below the $1.00 minimum closing bid as required for continued listing set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a grace period of 180 calendar days, or until November 27, 2012, to regain compliance with this requirement. At this time, this notification has no effect on the listing of our Shares on The Nasdaq Capital Market.

We can regain compliance with the minimum closing bid price rule if the bid price of our Shares closes at $1.00 or higher for a minimum of 10 consecutive business days during the initial 180 calendar day grace period, although Nasdaq may, in its discretion, require us to maintain a bid price of at least $1.00 per share for a period in excess of 10 consecutive business days before determining that we have demonstrated the ability to maintain long-term compliance. If compliance is not achieved by November 27, 2012, we may be eligible for an additional 180 calendar day grace period if we meet The Nasdaq Capital Market continued listing requirements for market value of publicly held shares and all other initial listing criteria as set forth in Nasdaq Listing Rule 5505 other than the minimum closing bid price requirement. If we are not eligible for such additional grace period, or it appears to the Staff of Nasdaq that we will not be able to regain compliance during the grace period, Nasdaq will provide written notice to the Company that its securities will be delisted from The Nasdaq Capital Market. At such time, we would be able to appeal the delisting determination to the Nasdaq Listing Qualifications Department which would incur additional expenditures.

In the event of such delisting, trading, if any, in our Shares may then continue to be conducted in the non-Nasdaq over-the-counter market in what are commonly referred to as the electronic bulletin board and the ''pink sheets.’’ As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our Shares. In addition, we would be subject to a rule promulgated by the Securities and Exchange Commission (“SEC”) that, if we fail to meet criteria set forth in such rule, imposes various requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to the sale. Consequently, the rule may have a material adverse effect on the ability of broker-dealers to sell our securities, which may materially affect the ability of shareholders to sell our securities in the secondary market.

A delisting from the NASDAQ Capital Market would also make us ineligible to use Form S-3 to register a future sale of our Shares or to register the resale of our securities with the SEC, thereby making it more difficult and expensive for us to register our Shares or other securities and raise additional capital.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located in Jericho, New York where we lease office space under a seven-year non-cancelable operating sublease with American Para Professional Systems, Inc. ("APPS"), an entity under the control of our Company’s Chairman of the Board, which expires on November 30, 2018. Basic rent under the sublease has been established as a pass-through with our cost being fixed at a cost equal to the pro-rated rent payable for the subleased space by APPS to the building’s landlord.

ITG leases a regional operating office in New York, NY under a three year lease. We remain liable under a lease for office space located in East Syracuse, NY which expires in April 2013. Since the Upstate Region has been classified as a discontinued operation, a provision of $29,803, net of matching payments to be made by the purchaser of the Upstate Region under the Agreement, has been recorded in the financial statements at March 31, 2012.

We believe that, in general, our existing facilities are adequate to meet our present needs. We believe that if we were unable to renew a lease on any of our facilities, we could find alternative space at competitive market rates and relocate our operations to such new location without any disruption to our business.

Item 3. Legal Proceedings.

We are not engaged in any litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Shares trade on the NASDAQ Capital Market under the symbol "ALRN".

The following table sets forth the range of high and low sales prices for our Shares for each quarter during the period April 1, 2010 through March 31, 2012:

	High	Low
Fiscal 2011:
Quarter ended June 30, 2010	$1.75	$0.61
Quarter ended September 30, 2010	$1.01	$0.58
Quarter ended December 31, 2010	$2.99	$0.65
Quarter ended March 31, 2011	$3.49	$1.56

Fiscal 2012:
Quarter ended June 30, 2011	$2.92	$1.85
Quarter ended September 30, 2011	$2.36	$1.65
Quarter ended December 31, 2011	$2.12	$1.27
Quarter ended March 31, 2012	$1.99	$1.02

The number of holders of our Shares was approximately 396 on June 22, 2012, computed by the number of record holders, inclusive of holders for whom Shares are being held in the name of brokerage houses and clearing agencies.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policies and Estimates

We make estimates and assumptions in the preparation of our consolidated financial statements and related notes in conformity with Generally Accepted Accounting Principles. We evaluate these estimates on an ongoing basis. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities. Actual results may differ significantly from those estimates under different assumptions and conditions. (See “Forward-Looking Statements” in Item 1A). We considered the following accounting policies to be the most critical due to the estimation process involved in each:

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

Goodwill and Intangible Assets

Goodwill is tested for impairment annually as of March 31, the last day of our fourth fiscal quarter, unless an event occurs that would cause us to believe the value is impaired at an interim date.  There was no impairment of goodwill and no adjustments were deemed necessary as a result of our impairment testing at March 31, 2012.

At March 31, 2011, the Company’s test for goodwill impairment subsequent to the sale of the Upstate Region indicated that $70,000 of recorded goodwill attributable to the Upstate Region had been impaired. Accordingly, the Company wrote off $70,000 of goodwill and recorded the charge as a reduction in the gain on the sale of discontinued operations in the accompanying Statement of Operations at March 31, 2011.

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

Total compensation to the Company in the sale of the Upstate Region amounted to $650,000, consisting of $200,000 in cash and a thirty-month note receivable in the amount of $450,000. In addition, the Company released John Torrens, ITG’s former President, from his non-competition agreement for a sum of $100,000 in cash. As a result of the sale of ITG’s Upstate Region and the release of John Torrens from his non-competition agreement, we recognized a gain of $290,703, net of tax, for the year ended March 31, 2011.

During the year ended March 31, 2012 (“Fiscal 2012”), we recognized revenues of $3,340,109 as compared to revenues of $2,984,412 for the year ended March 31, 2011 (“Fiscal 2011”), an increase of approximately 11.9%. This increase was due to increases in school staffing and SEIT services of approximately 33.4% and 13.4%, respectively, in Fiscal 2012 over the prior fiscal year. However, during Fiscal 2012, these increases were offset by a decrease in EI services of $240,289 from EI revenues recorded in Fiscal 2011. New York City is not granting EI contracts to any new providers in the upcoming request for proposal process and our agreement to subcontract our services to another approved provider was not renewed.

Our cost of services consists of payroll and payroll-related costs paid to our staff of salaried and per diem clinicians. As a percentage of revenue, costs of services during Fiscal 2012 and Fiscal 2011 were 67.4% and 66.3%, respectively. Each year, we are required to file a standardized fiscal cost report with New York State which is used to calculate reconciliation tuition rates/adjustment factors and prospective tuition rates for our SEIT program. As a result of this rate reconciliation process, fees paid by preschools under the rate reconciliation process were reduced by 4.0%. This rate reduction caused the cost of services to increase as a percentage of revenue during Fiscal 2012.

Selling, general and administrative expenses for Fiscal 2012 and Fiscal 2011 were $1,786,011 and $2,584,465, respectively, a decrease of $798,454. During Fiscal 2012, stock-based compensation expense relating to the issuance of stock options and warrants totaled $94,517 as compared to $646,300 of stock-based compensation recorded in Fiscal 2011. During Fiscal 2012, we also had a decrease in our professional fees for legal and administrative fees as compared to Fiscal 2011. In our prior fiscal year, we had incurred fees related to our appeal for an extension of time, as permitted under the Listing Rules of The Nasdaq Stock Market, to comply with the $1.00 per share minimum bid price requirement for continued listing, the sale of ITG’s Upstate Region and fees incurred in our search for acquisition candidates. During the third quarter of Fiscal 2011, we also incurred certain non-recurring expenses related to the temporary relocation of our New York City regional office due to mold issues present in the building we occupied.

Interest income was $20,129 and $5,837 during Fiscal 2012 and Fiscal 2011, respectively. The increase in interest income was a result of the receipt of interest on the note receivable and on delinquent receivables by certain charter schools in the current fiscal year.

Liquidity and Capital Resources

Our primary source of cash is existing cash resources. At March 31, 2012, we had working capital of $3,528,708 as compared to working capital of $3,577,376 at March 31, 2011. We believe that we have sufficient liquidity to meet our needs for beyond the next twelve months.

During Fiscal 2012, net cash provided by operating activities was $112,625, predominately attributable to the operating activities of discontinued operations totaling $557,457 offset by an operating loss of $647,396.

Cash flows from investing activities during Fiscal 2012 included $165,000 of proceeds received from collections of the note receivable.

The Company completed a private placement of 164,715 Shares to non-affiliated accredited investors at a price of $1.80 per Share on June 30, 2011. Total aggregate proceeds of $296,487 were received by the Company.

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

Recently Issued Accounting Pronouncements

In September, 2011, the Financial Accounting Standards Board ratified Accounting Standards Update No. 2011-08 Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is necessary.  If an entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the traditional two-step goodwill impairment test must be performed.  ASU 2011-08 is effective for fiscal years beginning after December 15, 2011 and the Company has concluded that the adoption of ASU 2011-08 will not have a material effect on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a “smaller reporting company” as defined by Regulation S-K and, as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this Item are set forth at the pages indicated in Item 15 on page 17 of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment of internal control over financial reporting, management has concluded that, as of March 31, 2012, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Certain information concerning our directors and executive officers is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held in September 2012 which will be filed with the SEC no more than 120 days after the close of our fiscal year.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2012 and 2011

Consolidated Statements of Operations for the years ended March 31, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended March 31, 2012 and 2011

Notes to Consolidated Financial Statements

Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required or not applicable or because the required information is presented in the financial statements or related notes.

2.	Exhibits

3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit E to the Company’s Proxy Statement, dated September 14, 2007).

3.2	By-Laws (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for its year ended March 31, 2008).

.

10.3	1997 Stock Incentive Plan (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8, File No. 333-39071, dated October 30, 1997).

10.4	2000 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated September 11, 2000).

10.5	Employment Agreement, dated June 7, 2001, between the Company and Gary Gelman (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for its year ended March 31, 2001).

10.8	2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for its year ended March 31, 2005).

10.9	2007 Stock Incentive Plan (Incorporated by reference to Exhibit F to the Company’s Proxy Statement, dated September 14, 2007).

10.14	Lease Agreement, dated April 13, 2005, with respect to the Interactive Therapy Group Consultants, Inc. office located at 19 West 21st Street, New York, NY (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for its year ended March 31, 2009).

10.15	Lease Agreement, dated January 4, 2008, with respect to the Interactive Therapy Group Consultants, Inc. office located at One Adler Drive, East Syracuse, NY (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for its year ended March 31, 2009).

10.18	Lease Modification and Extension Agreement, dated as of May 12, 2010, with respect to the Interactive Therapy Group Consultants, Inc. office located at 19 West 21st Street, New York, NY (Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K dated March 31, 2010).

10.21	Asset Purchase Agreement by and among American Learning Corporation, Interactive Therapy Group Consultants, Inc., Liberty Resources POST, LLC and John Torrens dated March 31, 2011 (Incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K dated April 6, 2011).

10.22	Stock Purchase Agreement, dated as of May 11, 2011, among the Company and Purchasers listed on Exhibit A (Incorporated by reference to Exhibit 10.22 to the Company’s Form 8-K dated July 1, 2011).

10.23	Sublease Agreement, dated November 14, 2011, between American Para Professional Systems, Inc. and the Company with respect to the premises at One Jericho Plaza, Jericho, NY (Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q for the quarter ended September 30, 2011).

10.24	Preschool services contract between Interactive Therapy Group Consultants, Inc. and the New York City Department of Education dated July 1, 2007 (Incorporated by reference to Exhibit 10.24 to the Company’s Form 8-K dated February 10, 2012).

10.25	Requirements Agreement between Signature Learning Resources, Inc. and the New York City Department of Education dated September 1, 2010 (Incorporated by reference to Exhibit 10.25 to the Company’s Form 8-K dated February 10, 2012).

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB for its year ended March 31, 2004).

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LEARNING CORPORATION

By:	/s/ Gary Gelman
Gary Gelman
Chairman of the Board, President
and Chief Executive Officer

DATE: June 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Gary Gelman	Chairman of the Board,	June 22, 2012
Gary Gelman	President and Chief
Executive Officer
(Principal Executive Officer)

/s/ Gary J. Knauer	Chief Financial Officer,	June 22, 2012
Gary J. Knauer	Treasurer and Secretary
(Principal Financial
and Accounting Officer)

/s/ Edward M. Elkin	Director	June 22, 2012
Edward M. Elkin, M.D.

/s/ Peter Gutmann	Director	June 22, 2012
Peter Gutmann

/s/ Joseph Looney	Director	June 22, 2012
Joseph Looney

/s/ Gelnda Baskin Glover	Director	June 22, 2012
Dr. Glenda Baskin Glover

AMERICAN LEARNING CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Learning Corporation

We have audited the accompanying consolidated balance sheets of American Learning Corporation and subsidiaries (the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Learning Corporation and subsidiaries as of March 31, 2012 and 2011, and results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP

Melville, New York

June 22, 2012

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2012 and 2011

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$3,107,253	$2,579,249
Accounts receivable (net of allowance for doubtful accounts of $20,000)	720,005	738,908
Note receivable	195,000	180,000
Prepaid expenses and other current assets	79,284	137,531
Current assets of discontinued operations	—	872,553
Total current assets	4,101,542	4,508,241
Note receivable - net of current portion	90,000	270,000
Goodwill	75,000	75,000
Intangible assets, net	93,194	101,328
Property and equipment, net	111,500	132,810
Other assets	17,635	15,915
Total assets	$4,488,871	$5,103,294
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$228,169	$296,793
Accrued compensation and related taxes	344,665	283,358
Capital leases payable - current portion	—	7,801
Current liabilities of discontinued operations	—	342,913
Total current liabilities	572,834	930,865

Commitments
Stockholders’ equity:
Common stock, $0.01 par value; authorized 20,000,000 shares; issued 5,214,715 and 5,050,000 shares and outstanding 4,919,615 and 4,754,900 shares at March 31, 2012 and 2011, respectively	52,147	50,500
Additional paid-in capital	5,988,456	5,599,099
Accumulated deficit	(1,657,293)	(1,009,897)
	4,383,310	4,639,702
Treasury stock, at cost	(467,273)	(467,273)
Total stockholders’ equity	3,916,037	4,172,429
Total liabilities and stockholders’ equity	$4,488,871	$5,103,294

See accompanying notes to consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended March 31, 2012 and 2011

	2012	2011
Revenues	$3,340,109	$2,984,412
Cost of services	2,251,207	1,978,416
Gross profit	1,088,902	1,005,996
Selling, general and administrative expenses	1,786,011	2,584,465
Operating loss from continuing operations	(697,109)	(1,578,469)
Other income (expense):
Interest income	20,129	5,837
Interest expense	(184)	(2,468)
Other income	1,951	1,226
Loss from continuing operations	(675,213)	(1,573,874)
Discontinued operations
Gain on sale of discontinued operations, net of tax	—	290,703
Gain from discontinued operations, net of tax	27,817	172,777
Provision for loss on disposal, net of tax	—	(75,312)
Net loss	$(647,396)	$(1,185,706)

Net income (loss) per share:
From continuing operations – basic and diluted	$(0.14)	$(0.33)
From discontinued operations – basic and diluted	0.01	0.08
	$(0.13)	$(0.25)

Weighted average shares – basic and diluted	4,892,163	4,754,900

See accompanying notes to consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended March 31, 2012 and 2011

				(Accumulated
			Additional	deficit)/			Total
	Common stock		paid-in	Retained	Treasury stock		stockholders’
	Shares	Par value	capital	earnings	Shares	Amount	equity
Balance at March 31, 2010	5,050,000	$50,500	$4,952,799	$175,809	295,100	$(467,273)	$4,711,835

Net loss	—	—	—	(1,185,706)	—	—	(1,185,706)
Stock-based compensation expense	—	—	646,300	—	—	—	646,300
Balance at March 31, 2011	5,050,000	50,500	5,599,099	(1,009,897)	295,100	(467,273)	4,172,429

Net loss	—	—	—	(647,396)	—	—	(647,396)
Issuance of shares - private placement	164,715	1,647	294,840	—	—	—	296,487
Stock-based compensation expense	—	—	94,517	—	—	—	94,517

Balance at March 31, 2012	5,214,715	$52,147	$5,988,456	$(1,657,293)	295,100	$(467,273)	$3,916,037

See accompanying notes to consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended March 31, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net loss	$(647,396)	$(1,185,706)
Earnings from discontinued operations	(27,817)	(388,168)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	67,751	99,357
Stock-based compensation expense	94,517	646,300
Changes in assets and liabilities:
Accounts receivable	18,903	(177,407)
Prepaid expenses and other current assets	58,247	(43,401)
Other assets	(1,720)	—
Accounts payable and accrued expenses	(68,624)	46,370
Accrued compensation and related taxes	61,307	57,047
Net cash used in operating activities of continuing operations	(444,832)	(945,608)
Operating activities of discontinued operations	557,457	(88,638)
Net cash provided by (used in) operating activities	112,625	(1,034,246)
Cash flows from investing activities:
Proceeds from note receivable	165,000	—
Proceeds from sale of operating region	—	245,000
Capital expenditures	(38,307)	(52,254)
Net cash provided by investing activities	126,693	192,746
Cash flows from financing activities:
Proceeds from stock issuance	296,487	—
Payment of capital leases payable	(7,801)	(19,744)
Net cash provided by (used in) financing activities	288,686	(19,744)
Net increase (decrease) in cash and cash equivalents	528,004	(861,244)
Cash and cash equivalents – beginning of year	2,579,249	3,440,493
Cash and cash equivalents – end of year	$3,107,253	$2,579,249

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$184	$2,468
Noncash investing and financing activities:
Note receivable from sale of operating region	$—	$450,000

See accompanying notes to consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2012 and 2011

(1)	Summary of Significant Accounting Policies

(a)	Nature of Business

American Learning Corporation (the “Company”) operates in a single segment that provides comprehensive services to children with developmental delays and disabilities through its wholly-owned subsidiaries, Interactive Therapy Group Consultants, Inc. (“ITG”) and Signature Learning Resources, Inc.

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

Revenue is recognized on a fee-for-service basis after services have been provided under contract terms, the service price is fixed or determinable and collectibility is reasonably assured. In addition, revenue is also recognized monthly for services provided under tuition-based programs for our Special Education Itinerant Teachers contracts.

(f)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the estimated lives of the improvements or the remaining term of the lease.

(g)	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is tested for impairment at least annually for possible impairment.  The Company performs its tests as of March 31, the last day of its fourth fiscal quarter, unless an event occurs that would cause the Company to believe the value is impaired at an interim date.  There was no impairment of goodwill and no adjustments were deemed necessary as a result of our impairment testing at March 31, 2012.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2012 and 2011

At March 31, 2011, the Company’s test for goodwill impairment subsequent to the sale of the Upstate Region indicated that $70,000 of recorded goodwill attributable to the Upstate Region had been impaired. Accordingly, the Company wrote off $70,000 of goodwill and recorded the charge as a reduction in the gain on the sale of discontinued operations in the accompanying Statement of Operations at March 31, 2011.

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

Basic earnings (loss) per share is computed on the weighted average number of common shares outstanding. Diluted earnings per share reflects the maximum dilution from potential common shares issuable pursuant to the exercise of stock options, if dilutive, outstanding during each period. For the years ended March 31, 2012 and 2011, the inclusion of common stock equivalents in the calculation of diluted loss per share would be anti-dilutive.

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

March 31, 2012 and 2011

(m)	Reclassifications

Certain prior year balances have been reclassified to conform with current year classification. These reclassifications have no effect on the Company’s results of operations.

(n)	Restatement of the Consolidated Financial Statements

On June 15, 2012, the Company concluded that the previously filed consolidated financial statements as of and for the year ended March 31, 2011 and the subsequent quarterly periods ended June 30, 2011, September 30, 2011 and December 31, 2011 were no longer reliable. The restatement was necessary to reflect a goodwill impairment charge of $70,000 attributable to the sale of the Upstate Region. The charge was recorded as a reduction of the gain on the sale of discontinued operations in the accompanying Statement of Operations at March 31, 2011.

The effects of the restatements on the consolidated financial statements for the year ended March 31, 2011 are as follows:

	Year ended March 31, 2011
	Previously
	Reported	Adjustments	Restated
Consolidated Balance Sheet
Goodwill	$145,000	$(70,000)	$75,000
Accumulated deficit	(939,897)	(70,000)	(1,009,897)
Consolidated Statement of Operations
Gain on sale of discontinued operations - net of tax	$360,703	$(70,000)	$290,703
Net loss	(1,115,706)	(70,000)	(1,185,706)
Net income (loss) per share:
From continuing operations - basic and diluted	$(0.33)	$-	$(0.33)
From discontinued operations - basic and diluted	0.10	(0.02)	0.08
	(0.23)	(0.02)	(0.25)
Consolidated Statement of Cash Flows
Net loss	$(1,115,706)	$(70,000)	$(1,185,706)
Earnings from discontinued operations	458,168	(70,000)	388,168

The effects on the restatement of the consolidated financial statements for the quarterly periods ended June 30, 2011, September 30, 2011 and December 31, 2011, respectively, are as follows:

	June 30, 2011
	Previously
	Reported	Adjustments	Restated
Consolidated Balance Sheet
Goodwill	$145,000	$(70,000)	$75,000
Accumulated deficit	(1,082,440)	(70,000)	(1,152,440)

	September 30, 2011
	Previously
	Reported	Adjustments	Restated
Consolidated Balance Sheet
Goodwill	$145,000	$(70,000)	$75,000
Accumulated deficit	(1,461,627)	(70,000)	(1,531,627)

	December 31, 2011
	Previously
	Reported	Adjustments	Restated
Consolidated Balance Sheet
Goodwill	$145,000	$(70,000)	$75,000
Accumulated deficit	(1,595,507)	(70,000)	(1,665,507)

(o)	Subsequent Events

The Company completed an evaluation of the impact of any subsequent events through the date these financial statements were issued and determined that there were no subsequent events requiring disclosure in or adjustment to these financial statements.

(p)	Recently Issued Accounting Pronouncements

In September, 2011, the Financial Accounting Standards Board ratified Accounting Standards Update No. 2011-08 Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is necessary.  If an entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the traditional two-step goodwill impairment test must be performed.  ASU 2011-08 is effective for fiscal years beginning after December 15, 2011 and the Company has concluded that the adoption of ASU 2011-08 will not have a material effect on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on its consolidated financial statements.

(2)	Discontinued Operations

On March 31, 2011, the Company sold certain assets of ITG’s operations in the Upstate Region for a purchase price of $650,000, consisting of $200,000 in cash and a thirty-month note receivable in the amount of $450,000. In addition, the Company released ITG’s former President from his non-competition agreement for a sum of $100,000 in cash. A gain on the sale of the Upstate Region and the release of the non-competition agreement of $290,703, net of tax, was recorded for the year ended March 31, 2011. Due to the Company’s available tax loss carryforwards, there was no resulting tax liability to be paid on the transaction.

Accordingly, the operating results and cash flows of the Upstate Region have been segregated and have been classified as discontinued operations in all periods presented.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2012 and 2011

(3)	Property and Equipment

Property and equipment consists of the following at March 31, 2012 and 2011:

			Estimated
	2012	2011	useful life
Equipment	$196,736	$212,622	5 years
Computer software	150,876	145,120	3 - 10 years
Furniture and fixtures	19,602	19,602	5 - 10 years
Assets under capital leases	—	56,220	5 years
Leasehold improvements	9,807	9,807	Life of lease
	377,021	443,371
Less accumulated depreciation	265,521	310,561
	$111,500	$132,810

Depreciation and amortization expense for the years ended March 31, 2012 and 2011 amounted to $59,617 and $91,224, respectively.

(4)	Intangible Assets

Intangible assets at March 31, 2012 and 2011 consisted of the following:

	2012	2011
Customer contracts	$122,000	$122,000
Less accumulated amortization	28,806	20,672
	$93,194	$101,328

Customer contracts are being amortized over a fifteen-year period. For the years ended March 31, 2012 and 2011, amortization expense was $8,134 and $8,133, respectively. Amortization expense for the five succeeding fiscal years is estimated to be $8,133 for each of the years ending March 31, 2013 through March 31, 2017.

At March 31, 2011, the sale of the Upstate Region and the release of ITG’s former President from his non-competition agreement triggered an impairment valuation of the Company’s amortizable intangible assets. An evaluation of the undiscounted cash flows determined that $372,089 of the customer contracts intangible assets and $17,208 of non-competition intangible assets had become impaired and, therefore, were recorded as a reduction of the gain on sale of discontinued operations in the accompanying Statement of Operations at March 31, 2011.

(5)	Income Taxes

No provisions for income tax expense were recorded for the years ended March 31, 2012 and 2011. This differs from that which would have resulted when applying the statutory Federal income tax rate as a result of the following items:

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2012 and 2011

	2012		2011
	Amount	Percent	Amount	Percent
Expected income tax benefit at the effective tax rate	$259,000	(40)%	$446,000	(40)%
Increase in valuation allowance	(259,000)	40	(446,000)	40
Actual income tax expense	$—	—	$—	—

The tax effects of temporary differences comprising the Company’s deferred tax assets at March 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$1,944,000	$1,718,000
Stock-based compensation	379,000	346,000
Allowance for doubtful accounts receivable	8,000	8,000
Capital loss carryforwards	249,000	249,000
Valuation allowance	(2,580,000)	(2,321,000)
	$—	$—

At March 31, 2012, the Company had net operating loss carryforwards of approximately $4,882,000 for Federal income tax purposes, which will be available to reduce future taxable income. The Company also has a capital loss carryforward of approximately $732,000 at March 31, 2012 which may be utilized to offset future capital gains.

Based upon the uncertainty of whether the Company’s net operating losses (“NOLs”) or capital loss carryforwards may ultimately be utilized prior to their respective expirations, valuation allowances of $259,000 and $446,000 were recorded during the years ended March 31, 2012 and 2011, respectively. Benefits currently considered unrealizable could be adjusted in the future if estimates of future taxable income during the carryforward period are revised.

The utilization of such NOLs and capital loss carryforwards is subject to certain limitations under Federal income tax laws. The Company’s NOLs and capital loss carryforwards, if unutilized, will expire in various fiscal years ending March 31, 2023 through March 31, 2032 and March 31, 2014, respectively.

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

Under the 2005 and 2007 Plans, options may be granted at prices not less than the fair market value on the date the option is granted. Options become exercisable and vest as determined at the date of grant by a committee of the Board of Directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. At March 31, 2012, options to purchase 750,000 and 135,000 shares of common stock were available for grant under the 2007 Plan and 2005 Plan, respectively.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2012 and 2011

Changes in the options outstanding during the years ended March 31, 2012 and 2011 are summarized in the following table:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding @ March 31, 2010	1,241,000	$2.12	4.5 years
Granted	380,000	2.56	10 years
Expired	(325,000)	2.56	-
Outstanding @ March 31, 2011	1,296,000	2.11	6.3 years
Granted	20,000	2.14	10 years
Expired	(25,000)	2.50	-
Outstanding @ March 31, 2012	1,291,000	$2.10	5.3 years	$8,400

Exercisable @ March 31, 2012	1,264,333	$2.11	5.3 years	$5,600

Aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing price of $1.22 as of March 31, 2012, which would have been recognized by the option holders had these option holders exercised their options as of that date.

The Company recognized stock-based compensation totaling $12,267 and $493,000 for the years ended March 31, 2012 and 2011, respectively, based on the fair value of stock options granted. This expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations. At March 31, 2012, outstanding options to purchase 1,264,333 shares of common stock are fully vested. In addition, certain option grants contain disposition restrictions which prohibit the sale of 50% of the shares acquired by exercising the awarded options until the first anniversary of the grant date and the remaining 50% of the shares acquired by exercising the awarded options until the second anniversary of the grant date. As of March 31, 2012, the fair value of unamortized stock-based compensation expense related to unvested stock options was approximately $25,533 which is expected to be recognized over a remaining vesting period of three years.

The per share weighted average fair values of stock options granted during the years ended March 31, 2012 and 2011 were $1.56 and $1.29, respectively. The Company’s calculations were made using the Black-Scholes option pricing model on the date of the grant based on the following weighted average assumptions:

	2012	2011
Expected option term (years)	5.0	5.0
Expected volatility	95.8%	83.4%
Expected dividend yield	-	-
Risk-free interest rate	1.55%	2.37%

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

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2012 and 2011

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

The Company recognized $82,250 of stock-based compensation expense related to investor relations services based on a fair value weighted average of the warrants of $1.10. The fair values of the warrants was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility, 93.6%; risk-free interest rate of 0.97%; expected option term, four and one-half years; and expected dividend yield of 0%.

(7)	Stockholders’ Equity

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

The Company sponsors retirement plans pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), for all employees meeting certain service requirements. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code. The plans provide for matching contributions by the Company which amounted to $7,970 and $9,057 for the years ended March 31, 2012 and 2011, respectively.

(9)	Concentration of Credit Risk

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

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2012 and 2011

The Company had two contracts, the New York City Department of Education (“NYC DOE”) Requirements Agreement and the NYC DOE Preschool Services, that represented 33% and 31% of revenues and 30% and 25% of revenues for the years ended March 31, 2012 and 2011, respectively.

(10)	Commitments

The Company leases office space under non-cancellable operating leases expiring in various years through April 2013. The future minimum lease payments under these operating leases are as follows:

2013	125,000
2014	28,000
$153,000

Operating lease rent expense (including real estate taxes and maintenance costs) was $76,928 and $87,610 for the years ended March 31, 2012 and 2011, respectively.

On November 14, 2011, the Company entered into an agreement to renew the existing sublease on its executive office space in Jericho, NY. The seven-year non-cancelable operating sublease with American Para Professional Systems, Inc. (“APPS”), an entity under the control of the Company’s Chairman of the Board, expires on November 30, 2018. Basic rent under the sublease has been established as a pass-through with the Company’s cost being fixed at a cost equal to the pro-rated rent payable for the subleased space by APPS to the building’s landlord. Rent expense paid to this related entity for the years ended March 31, 2012 and 2011 was $35,821 and $42,151, respectively.

Minimum lease payments under the related party sublease as of March 31, 2012 are as follows:

2013	$43,000
2014	45,000
2015	47,000
2016	51,000
2017	52,000
Thereafter	90,000
Total	$328,000

