Form 10-Q
period 2012-06-30
AMERICAN LEARNING Corp
filed 2012-08-13
CIK 774517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares outstanding of the Registrant’s common stock as of August 13, 2012 was 4,919,615.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and March 31, 2012	3

	Condensed Consolidated Statements of Operations for the Three Months ended June 30, 2012 and 2011 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months ended June 30, 2012 and 2011 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6 - 8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8 - 10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II - OTHER INFORMATION

Item 6.	Exhibits	11

SIGNATURES		12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2012	March 31, 2012
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,173,745	$3,107,253
Accounts receivable, net	569,833	720,005
Note receivable	195,000	195,000
Prepaid expenses and other current assets	83,235	79,284
Total current assets	4,021,813	4,101,542

Note receivable - net of current portion	45,000	90,000
Goodwill	75,000	75,000
Intangible assets, net	91,161	93,194
Property and equipment, net	123,655	111,500
Other assets	17,635	17,635
Total assets	$4,374,264	$4,488,871

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$228,801	$228,169
Accrued compensation and related taxes	294,983	344,665
Total current liabilities	523,784	572,834

Commitments

Stockholders' equity:
Common stock, $.01 par value; authorized 20,000,000 shares; issued 5,214,715 shares and outstanding 4,919,615 shares	52,147	52,147
Additional paid-in capital	6,041,456	5,988,456
Accumulated deficit	(1,775,850)	(1,657,293)
	4,317,753	4,383,310
Treasury stock, at cost	(467,273)	(467,273)
Total stockholders' equity	3,850,480	3,916,037
Total liabilities and stockholders' equity	$4,374,264	$4,488,871

See accompanying notes to condensed consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	June 30,	June 30,
	2012	2011

Revenues	$1,105,243	$879,897
Cost of services	689,191	579,766

Gross profit	416,052	300,131

Selling, general, and administrative expenses	538,762	478,894

Operating loss from continuing operations	(122,710)	(178,763)

Other income (expense):
Interest income	4,153	4,553
Interest expense	—	(184)

Loss from continuing operations	(118,557)	(174,394)

Discontinued operations
Gain from discontinued operations, net of tax	—	31,851

Net loss	$(118,557)	$(142,543)

Net income (loss) per share:
From continuing operations – basic and diluted	$(0.02)	$(0.04)
From discontinued operations – basic and diluted	0.00	0.01
	$(0.02)	$(0.03)

Weighted average shares - basic and diluted	4,919,615	4,809,805

See accompanying notes to condensed consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	June 30,	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(118,557)	$(142,543)
Earnings from discontinued operations	—	(31,851)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,878	23,590
Stock-based compensation expense	53,000	1,767
Changes in assets and liabilities:
Accounts receivable	150,172	8,114
Prepaid expenses and other current assets	(3,951)	5,475
Accounts payable and accrued expenses	632	18,702
Accrued compensation and related taxes	(49,682)	(48,886)

Net cash used in operating activities of continuing operations	46,492	(165,632)
Operating activities of discontinued operations	—	561,491

Net cash provided by operating activities	46,492	395,859

Cash flows from investing activities:
Proceeds from note receivable	45,000	30,000
Capital expenditures	(25,000)	(17,387)
Net cash provided by investing activities	20,000	12,613

Cash flows from financing activities:
Proceeds from stock issuance	—	296,487
Payment of capital leases payable	—	(7,801)

Net cash provided by financing activities	—	288,686

Net increase in cash and cash equivalents	66,492	697,158

Cash and cash equivalents - beginning of period	3,107,253	2,579,249

Cash and cash equivalents - end of period	$3,173,745	$3,276,407

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$184

See accompanying notes to condensed consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2012

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

Accordingly, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (the “Annual Report”), as filed with the Securities and Exchange Commission (“SEC”).

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

The following table presents certain information regarding our intangible assets at June 30, 2012:

	Estimated	Carrying	Accumulated
	Useful Lives	Value	Amortization	Net
Customer contracts	15 years	$122,000	$(30,839)	$91,161

Intangible assets are being amortized on a straight-line basis over their estimated useful lives. For the three months ended June 30, 2012, amortization expense was $2,033. Assuming no changes in our intangible assets, estimated amortization expense for the remainder of the current fiscal year ending March 31, 2013 will be $6,100 and will be $8,133 in each of the four succeeding fiscal years.

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

Net Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the maximum dilution from potential common shares issuable pursuant to the exercise of stock options and warrants, if dilutive, outstanding during each period. Potentially dilutive securities consisting of employee and director stock options and warrants to purchase 1,435,000 and 1,391,000 shares of the Company’s common stock as of June 30, 2012 and 2011, respectively, were not included in the diluted net loss per share calculations because their effect would have been anti-dilutive.

Stock Option Plans

Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the vesting period. During the three months ended June 30 2012 and 2011, stock-based compensation totaling $53,000 and $1,767, respectively, was recognized based on the fair value of the stock options granted.

We estimate the fair value of stock options granted using the Black-Scholes option pricing model. Under this method, the average fair value of stock options granted by the Company during the three months ended June 30, 2012 was $0.66 per share. In addition to the exercise price of the awards, certain weighted average assumptions were used to estimate the fair value of stock option grants as follows: expected volatility of 97.6%, expected dividend yield of 0%, risk-free interest rate of 0.73% and an expected option term of 5 years.

At June 30, 2012, outstanding options to purchase 1,239,999 shares of the Company’s common stock are fully vested. In addition, certain option grants contain disposition restrictions which prohibit the sale of 50% of the shares acquired by exercising the awarded options until the first anniversary of the grant date and the remaining 50% of the shares acquired by exercising the awarded options until the second anniversary of the grant date. As of June 30, 2012, the fair value of unamortized stock-based compensation expense related to unvested stock options was approximately $22,033 which is expected to be recognized over a remaining vesting period of three years.

The following table summarizes information about stock option activity for the three months ended June 30, 2012:

			Weighted
		Weighted	Average
		Average	Remaining	Agregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at March 31, 2012	1,291,000	$2.10	5.3 years
Granted	75,000	$1.20	10 years
Expired	(106,000)	$1.80	-
Outstanding at June 30, 2012	1,260,000	$2.09	5.8 years	$11,250

Exercisable at June 30, 2012	1,239,999	$2.10	5.8 years	$8,917

Aggregate intrinsic value represents the total pretax intrinsic value, based on options with exercise prices less than the Company’s closing price of $1.15 as of June 30, 2012, which would have been recognized by the option holders had these option holders exercised their options as of that date.

Subsequent Events

We have completed an evaluation of the impact of any subsequent events through the date these financial statements were issued and determined that there were no subsequent events requiring disclosure in or adjustment to these financial statements.

Reclassifications

Certain prior year balances have been reclassified to conform with current year classification. In the accompanying consolidated statement of operations, $21,250 of salaries were reclassified from cost of services to selling, general and administrative expenses for the three months ended June 30, 2011 to more accurately reflect cost of services. These reclassifications have no effect on the Company’s results of operations.

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

Results of Operations – Three Months ended June 30, 2012 and 2011

Revenues for the three months ended June 30, 2012 were $1,105,243, an increase of approximately 25.6% from the $879,897 reported for the three month period ended June 30, 2011. This increase was the result of revenues generated by school staffing services provided to charter schools which totaled $672,007 during the three months ended June 30, 2012. By comparison, school staffing services totaled $453,474 in the corresponding period of the prior fiscal year. Revenues generated under our SEIT program remained consistent during the three months ended June 30, 2012 with revenues in the corresponding period in the prior fiscal year.

Cost of services as a percentage of revenues for the three month periods ended June 30, 2012 and 2011 were approximately 62.4% and 65.9%, respectively. Each year, we are required to file a standardized fiscal cost report with New York State which is used to calculate reconciliation tuition rates/adjustment factors and prospective tuition rates for our SEIT program. As a result of this rate reconciliation process, the cost of services as a percentage of revenue for the three months ended June 30, 2011 increased due to a 4.0% reduction in fees paid by preschools under the rate reconciliation process.

Selling, general and administrative expenses for the quarterly periods ended June 30, 2012 and 2011 were $538,762 and $478,894, respectively. During the three months ended June 30, 2012, the Company recorded stock-based compensation expense totaling $53,000 related to the issuance of stock options and warrants as compared to $1,767 of stock-based compensation recorded in the three months ended June 30, 2011.

Interest income for the three month periods ended June 30, 2012 and 2011 was relatively consistent at $4,153 and $4,553, respectively.

Liquidity and Capital Resources

At June 30, 2012, we had working capital of $3,498,029 as compared to working capital of $3,528,708 at March 31, 2012. We believe that we have sufficient liquidity to meet our needs for beyond the next twelve months.

During the three months ended June 30, 2012, net cash provided by operating activities was $46,492, predominately from a decrease in our accounts receivable of $150,172 offset by an operating loss of $118,557.

Cash flows from investing activities for the three months ended June 30, 2012 of $20,000 included $45,000 of proceeds received from collections of the note receivable offset by capital expenditures of $25,000.

Future minimum lease payments under non-cancelable operating leases and subleases, exclusive of future escalation charges, for the remainder of the fiscal year ending March 31, 2013 and fiscal years ending thereafter are as follows:

Operating
Leases
2013	$127,000
2014	73,000
2015	47,000
2016	51,000
2017	52,000
Thereafter	90,000
Total minimum lease payments	$440,000

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this Report. As of the end of the fiscal quarter ended June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

AMERICAN LEARNING CORPORATION

Date: August 13, 2012	By:	/s/ Gary Gelman
Gary Gelman
Chairman of the Board,
President and Chief Executive Officer

Date: August 13, 2012	By:	/s/ Gary J. Knauer
Gary J. Knauer
Chief Financial Officer,
Treasurer and Secretary

