Form 10-Q
period 2012-09-30
AMERICAN LEARNING Corp
filed 2012-11-14
CIK 774517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _____

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

The number of shares outstanding of the Registrant’s common stock as of November 13, 2012 was 4,919,615.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30,
	2012 (unaudited) and March 31, 2012	3

	Condensed Consolidated Statements of Operations for the
	Three and Six Months ended September 30, 2012
	and 2011 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the
	Six Months ended September 30, 2012
	and 2011 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements
	(unaudited)	6 - 8

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	8 - 10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	11

PART II - OTHER INFORMATION

Item 6.	Exhibits	12

SIGNATURES		13

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	Sept. 30, 2012	Mar. 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,152,943	$3,107,253
Accounts receivable, net	222,797	720,005
Note receivable	195,000	195,000
Prepaid expenses and other current assets	75,342	79,284
Total current assets	3,646,082	4,101,542

Note receivable - net of current portion	—	90,000
Goodwill	75,000	75,000
Intangible assets, net	89,128	93,194
Property and equipment, net	114,502	111,500
Other assets	17,635	17,635
Total assets	$3,942,347	$4,488,871

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$296,650	$228,169
Accrued compensation and related taxes	176,418	344,665
Total current liabilities	473,068	572,834

Commitments

Stockholders' equity:
Common stock, $.01 par value; authorized 20,000,000 shares; issued 5,214,715 shares and outstanding 4,919,615 shares	52,147	52,147
Additional paid-in capital	6,044,956	5,988,456
Accumulated deficit	(2,160,551)	(1,657,293)
	3,936,552	4,383,310
Treasury stock, at cost	(467,273)	(467,273)
Total stockholders' equity	3,469,279	3,916,037
Total liabilities and stockholders' equity	$3,942,347	$4,488,871

See accompanying notes to condensed consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2012	2011	2012	2011

Revenues	$311,659	$465,754	$1,416,902	$1,345,651
Cost of services	230,583	277,552	919,774	836,068

Gross margin	81,076	188,202	497,128	509,583

Selling, general and administrative expenses	468,703	571,984	1,007,465	1,072,128

Operating loss from continuing operations	(387,627)	(383,782)	(510,337)	(562,545)

Other income (expense):
Other income	—	1,951	—	1,951
Interest income	2,926	6,678	7,079	11,231
Interest expense	—	—	—	(184)

Loss from continuing operations	(384,701)	(375,153)	(503,258)	(549,547)

Discontinued operations
Gain (loss) from discontinued operations, net of tax	—	(4,034)	—	27,817
Net loss	$(384,701)	$(379,187)	$(503,258)	$(521,730)

Net income (loss) per share:
From continuing operations – basic and diluted	$(0.08)	$(0.08)	$(0.10)	$(0.11)
From discontinued operations – basic and diluted	$0.00	$0.00	$0.00	$0.01

Weighted average shares - basic and diluted	4,919,615	4,919,615	4,919,615	4,864,710

See accompanying notes to condensed consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	Sept. 30,	Sept. 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(503,258)	$(521,730)
Earnings from discontinued operations	—	(27,817)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	29,151	39,423
Stock-based compensation expense	56,500	87,517
Changes in assets and liabilities:
Accounts receivable	497,208	418,593
Prepaid expenses and other current assets	3,942	52,504
Accounts payable and accrued expenses	68,481	(97,883)
Accrued compensation and related taxes	(168,247)	(62,290)
Net cash used in operating activities of continuing operations	(16,223)	(111,683)
Operating activities of discontinued operations	—	557,457
Net cash (used in) provided by operating activities	(16,223)	445,774

Cash flows from investing activities:
Proceeds from note receivable	90,000	75,000
Capital expenditures	(28,087)	(27,387)
Net cash provided by investing activities	61,913	47,613

Cash flows from financing activities:
Proceeds from stock issuance	—	296,487
Payment of capital leases payable	—	(7,801)

Net cash provided by financing activities	—	288,686

Net increase in cash and cash equivalents	45,690	782,073

Cash and cash equivalents - beginning of period	3,107,253	2,579,249

Cash and cash equivalents - end of period	$3,152,943	$3,361,322

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$184

See accompanying notes to condensed consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2012

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

Revenues are subject to audit and possible adjustment by third-party payers. The effects of any such adjustments are recorded when reasonably determinable and measurable.

Credit Risk

Service revenue is concentrated within a limited number of clients throughout New York State; municipalities within New York State provide substantial and significant revenue to us. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions in New York State. Over the past years, we have experienced delays in payments received from these municipalities as a result of the challenging economic climate and delays in funding to the municipalities from New York State. Although the accounts receivable for our services are deemed collectible, we will continue to actively monitor this issue when evaluating the adequacy of our allowance for doubtful accounts.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is tested for possible impairment at least annually.  We perform our tests as of March 31, the last day of our fourth fiscal quarter, unless an event occurs that would cause us to believe the value is impaired at an interim date.

The following table presents certain information regarding our intangible assets at September 30, 2012:

	Estimated	Carrying	Accumulated
	Useful Lives	Value	Amortization	Net
Customer contracts	15 years	$122,000	$(32,872)	$89,128

Intangible assets are being amortized on a straight-line basis over their estimated useful lives. For the three and six months ended September 30, 2012, amortization expense was $2,033 and $4,066. Assuming no changes in our intangible assets, estimated amortization expense for the remainder of the current fiscal year ending March 31, 2013 will be $4,067 and will be $8,133 in each of the four succeeding fiscal years.

We assess the recoverability of the carrying value of the identifiable intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Seasonality

Our business is moderately seasonal in nature based on the school year. Accordingly, our second fiscal quarter (the three month period ending September 30), which includes two full months during which schools are not in session (July and August), is the quarter in which we achieve our lowest volume of revenues.

Net Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the maximum dilution from potential common shares issuable pursuant to the exercise of stock options and warrants, if dilutive, outstanding during each period. Potentially dilutive securities consisting of employee and director stock options and warrants to purchase 1,435,000 and 1,391,000 shares of the Company’s common stock as of September 30, 2012 and 2011, respectively, were not included in the diluted net loss per share calculations because their effect would have been anti-dilutive.

Stock Option Plans

Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the vesting period. During the three month periods ended September 30, 2012 and 2011, stock-based compensation totaling $3,500 was recognized in each year based on the fair value of the stock options granted. During the six months ended September 30, 2012 and 2011, stock-based compensation totaling $56,500 and $5,267, respectively, was recognized.

We estimate the fair value of stock options granted using the Black-Scholes option pricing model. Under this method, the average fair value of stock options granted by the Company during the six months ended September 30, 2012 was $0.66 per share. In addition to the exercise price of the awards, certain weighted average assumptions were used to estimate the fair value of stock option grants as follows: expected volatility of 97.6%, expected dividend yield of 0%, risk-free interest rate of 0.73% and an expected option term of 5 years.

At September 30, 2012, outstanding options to purchase 1,239,000 shares of the Company’s common stock are fully vested. In addition, certain option grants contain disposition restrictions which prohibit the sale of 50% of the shares acquired by exercising the awarded options until the first anniversary of the grant date and the remaining 50% of the shares acquired by exercising the awarded options until the second anniversary of the grant date. As of September 30, 2012, the fair value of unamortized stock-based compensation expense related to unvested stock options was approximately $18,533, which is expected to be recognized over a remaining vesting period of three years.

The following table summarizes information about stock option activity for the six months ended September 30, 2012:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at March 31, 2012	1,291,000	$2.10	5.3 years
Granted	75,000	$1.20	10 years
Expired	(106,000)	$1.80	-
Outstanding at September 30, 2012	1,260,000	$2.09	5.5 years	$600

Exercisable at September 30, 2012	1,239,999	$2.10	5.5 years	$400

Aggregate intrinsic value represents the total pretax intrinsic value, based on options with exercise prices less than the Company’s closing price of $0.83 as of September 30, 2012, which would have been recognized by the option holders had these option holders exercised their options as of that date.

Subsequent Events

We have completed an evaluation of the impact of any subsequent events through the date these financial statements were issued and determined that there were no subsequent events requiring disclosure in or adjustment to these financial statements.

Reclassifications

Certain prior year balances have been reclassified to conform with current year classification. In the accompanying consolidated statement of operations, $42,500 and $85,000 of salaries were reclassified from cost of services to selling, general and administrative expenses for the three and six months ended September 30, 2011, respectively, to more accurately reflect cost of services. These reclassifications have no effect on the Company’s results of operations.

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

Results of Operations – Three and Six Months ended September 30, 2012 and 2011

Revenues for the three month period ended September 30, 2012 were $311,659, a decrease of 33.1% from the $465,754 reported for the three month period ended September 30, 2011. This decrease was largely the result of a decrease in revenue from SEIT services provided under contract in the New York City region. Each year, we are required to file a standardized fiscal cost report to New York State which is used to calculate reconciliation tuition rates/adjustment factors and prospective tuition rates for SEIT programs. As a result of this rate reconciliation process, we are required to refund approximately $98,000 to New York City. Approximately $55,000 of additional reserves were recorded in the current fiscal quarter to increase our previously recorded allowance to the appropriate level. Related services provided in New York City based on Individualized Education Plans also decreased from $35,781 in the three months ended September 30, 2011 to $13,840 in the three months ended September 30, 2012.

In addition, revenues generated by our school staffing services decreased approximately 6.2% during the three months ended September 30, 2012 over the comparable three month period in the prior year. The New York City Department of Education created a new system of awarding contracts which creates a hierarchy of approved providers that modifies the method of referring cases to providers. We were awarded a contract under the new system. However, we did not receive a priority designation under such hierarchy system. As the new contract period has begun, we are experiencing a significant decrease in the number of cases referred to us for services. It is unknown whether or not the rate of referrals will increase to former levels and there is a possibility that we will not achieve the same levels of revenue generated in prior periods. Accordingly, there could be a material adverse effect on our revenue, margins and operating results if the rate of referrals to us does not increase to former levels. The Company will monitor revenues generated under the new contract and assess the recoverability of the carrying value of recorded intangible assets related to customer contracts to determine if any portion of the carrying value of the assets may not be recoverable.

Revenues for the six months ended September 30, 2012 were $1,416,902, an increase of approximately 5.3% from the $1,345,651 reported for the six month period ended September 30, 2011. This increase was the result of revenues generated by school staffing services provided to charter schools in the first quarter of the current year over the comparable period in the previous year.

Cost of services as a percentage of revenues for the three and six month periods ended September 30, 2012 were approximately 74.0% and 64.9%, respectively. During the three and six months ended September 30, 2011, cost of services as a percentage of revenues were 59.6% and 62.1%, respectively. The cost of services as a percentage of revenue for the three months ended September 30, 2012 increased significantly due to the previously mentioned reserves recorded related to SEIT services resulting from the rate reconciliation process.

Selling, general and administrative expenses for the quarterly periods ended September 30, 2012 and 2011 were $468,703 and $571,984, respectively. During the three months ended September 30, 2012, the Company recorded stock-based compensation expense totaling $3,500 related to the issuance of stock options and warrants as compared to $87,750 of stock-based compensation recorded in the quarterly period ended September 30, 2011. Selling, general and administrative expenses for the six months ended September 30, 2012 and 2011 were $1,007,465 and $1,072,128, respectively.

Interest income for the three and six month periods ended September 30, 2012 and 2011 was $2,926 and $7,079 and $6,678 and $11,231, respectively. Interest income has decreased in the current fiscal year due to reductions in interest collected on the payment of aged receivables from charter schools and a decrease in interest on the note receivable.

Liquidity and Capital Resources

At September 30, 2012, we had working capital of $3,170,014 as compared to working capital of $3,528,708 at March 31, 2012. We believe that we have sufficient liquidity to meet our needs for beyond the next twelve months.

During the six months ended September 30, 2012, net cash used by operating activities was $16,223, predominately from a decrease in our accounts receivable of $497,208 offset by an operating loss of $503,258.

Cash flows from investing activities for the six months ended September 30, 2012 of $61,913 included $90,000 of proceeds received from collections of the note receivable offset by capital expenditures of $28,087.

Future minimum lease payments under non-cancelable operating leases and subleases, exclusive of future escalation charges, for the remainder of the fiscal year ending March 31, 2013 and fiscal years ending thereafter are as follows:

Operating
Leases
2013	$85,000
2014	73,000
2015	47,000
2016	51,000
2017	52,000
Thereafter	90,000
Total minimum lease payments	$398,000

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this Report. As of the end of the fiscal quarter ended September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

AMERICAN LEARNING CORPORATION

Date: November 14, 2012	By:	/s/ Gary Gelman
Gary Gelman
Chairman of the Board,
President and Chief Executive Officer

Date: November 14, 2012	By:	/s/ Gary J. Knauer
Gary J. Knauer
Chief Financial Officer,
Treasurer and Secretary

