Form 10-Q
period 2012-12-31
AMERICAN LEARNING Corp
filed 2013-02-14
CIK 774517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

The number of shares outstanding of the Registrant’s common stock as of February 13, 2013 was 4,919,615.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

INDEX

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of December 31, 2012 (unaudited) and March 31, 2012	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months ended December 31, 2012 and 2011 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months ended December 31, 2012 and 2011 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6 - 9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9 - 11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II - OTHER INFORMATION

Item 6.	Exhibits	12

SIGNATURES		13

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	Dec. 31, 2012	Mar. 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,870,500	$3,107,253
Accounts receivable, net	358,110	720,005
Note receivable	150,000	195,000
Prepaid expenses and other current assets	48,646	79,284
Total current assets	3,427,256	4,101,542

Note receivable - net of current portion	—	90,000
Goodwill	—	75,000
Intangible assets, net	49,044	93,194
Property and equipment, net	98,480	111,500
Other assets	17,635	17,635
Total assets	$3,592,415	$4,488,871

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$256,331	$228,169
Accrued compensation and related taxes	202,961	344,665
Total current liabilities	459,292	572,834

Commitments

Stockholders' equity:
Common stock, $.01 par value; authorized 20,000,000 shares; issued 5,214,715 shares and outstanding 4,919,615 shares	52,147	52,147
Additional paid-in capital	6,048,456	5,988,456
Accumulated deficit	(2,500,207)	(1,657,293)
	3,600,396	4,383,310
Treasury stock, at cost	(467,273)	(467,273)
Total stockholders' equity	3,133,123	3,916,037
Total liabilities and stockholders' equity	$3,592,415	$4,488,871

See accompanying notes to condensed consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2012	2011	2012	2011

Revenues	$665,175	$903,817	$2,082,077	$2,249,468
Cost of services	403,494	560,418	1,323,268	1,396,486

Gross margin	261,681	343,399	758,809	852,982

Selling, general and administrative expenses	490,482	481,612	1,497,947	1,553,740
Goodwill and intangibles impairment	113,346	—	113,346	—

Operating loss from continuing operations	(342,147)	(138,213)	(852,484)	(700,758)

Other income (expense):
Other income	—	—	—	1,951
Interest income	2,491	4,333	9,570	15,564
Interest expense	—	—	—	(184)

Loss from continuing operations	(339,656)	(133,880)	(842,914)	(683,427)

Discontinued operations
Gain from discontinued operations, net of tax	—	—	—	27,817
Net loss.	$(339,656)	$(133,880)	$(842,914)	$(655,610)

Net income (loss) per share:
From continuing operations – basic and diluted	$(0.07)	$(0.03)	$(0.17)	$(0.14)
From discontinued operations – basic and diluted	$0.00	$0.00	$0.00	$0.01

Weighted average shares - basic and diluted	4,919,615	4,919,615	4,919,615	4,883,012

See accompanying notes to condensed consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	Dec. 31,	Dec. 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(842,914)	$(655,610)
Earnings from discontinued operations	—	(27,817)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	40,482	54,120
Stock-based compensation expense	60,000	91,017
Goodwill and intangibles impairment	113,346	—
Changes in assets and liabilities:
Accounts receivable	361,895	124,887
Prepaid expenses and other current assets	30,638	78,943
Accounts payable and accrued expenses	28,162	(109,889)
Accrued compensation and related taxes	(141,704)	(5,539)
Net cash used in operating activities of continuing operations	(350,095)	(449,888)
Operating activities of discontinued operations	—	557,457
Net cash (used in) provided by operating activities	(350,095)	107,569

Cash flows from investing activities:
Proceeds from note receivable	135,000	120,000
Loss on disposal of fixed assets	3,721	—
Capital expenditures	(25,379)	(38,307)
Net cash provided by investing activities	113,342	81,693

Cash flows from financing activities:
Proceeds from stock issuance	—	296,487
Payment of capital leases payable	—	(7,801)

Net cash provided by financing activities	—	288,686

Net (decrease) increase in cash and cash equivalents	(236,753)	477,948

Cash and cash equivalents - beginning of period	3,107,253	2,579,249

Cash and cash equivalents - end of period	$2,870,500	$3,057,197

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$184

See accompanying notes to condensed consolidated financial statements.

AMERICAN LEARNING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2012

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

Recent Developments

The New York City Department of Education (the “NYCDOE”) created a new system of awarding contracts which stipulated a hierarchy of approved providers that modified the previous method of referring cases to providers. Although we were awarded a new contract, we did not receive a priority designation under such hierarchy system. Since the new contract became effective, we have experienced a significant decrease in the number of cases referred to us for services. Revenues and operating margins declined during the quarter ended December 31, 2012 compared to prior quarters and we anticipate that this decline will continue into our fourth quarter and beyond.

On October 1, 2012, we received a deficiency letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that for the prior 30 consecutive business days our common stock had a closing bid price below the $1.00 minimum closing bid required for continued listing as set forth in Nasdaq Listing Rule 5550(a)(2). We were provided a grace period of 180 calendar days, or until April 8, 2013, to regain compliance with this requirement. At this time, we are currently exploring all available options, including, without limitation, voluntarily delisting with Nasdaq, if we cannot regain compliance with the minimum closing bid price rule by April 8, 2013.

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

Goodwill and Intangibles

We assess the recoverability of the carrying value of the identifiable intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  During the quarterly period ended December 31, 2012, certain events and circumstances triggered the need for an impairment valuation of our amortizable intangible assets.

As a result of the material decline in revenues caused by the significant reduction in cases referred to us and its negative impact on our operating results under our new contract with the NYCDOE, we performed an impairment analysis on our intangible assets. The evaluation resulted in an impairment of our intangible assets. Accordingly, during the quarter ended December 31, 2012, we recorded an impairment charge totaling $38,346.

The following table presents certain information regarding our intangible assets at December 31, 2012:

	Estimated	Carrying	Accumulated
	Useful Lives	Value	Amortization	Net
Customer contracts	15 years	$68,700	$(19,656)	$49,044

Intangible assets are being amortized on a straight-line basis over their estimated useful lives. For the three and nine months ended December 31, 2012, amortization expense was $1,738 and $5,804, respectively. Assuming no changes in our intangible assets, estimated amortization expense for the remainder of the current fiscal year ending March 31, 2013 will be $1,145 and will be $4,580 in each of the four succeeding fiscal years.

We considered the impairment indicators previously discussed, as well as the impairment recorded on our intangible assets, and concluded that we needed to test recorded goodwill. The analysis indicated an impairment representing the entire goodwill balance. Accordingly, we recorded an impairment charge of $75,000 during the current quarter ended December 31, 2012.

Seasonality

Our business is moderately seasonal in nature based on the school year. Accordingly, our second fiscal quarter (the three month period ending September 30), which includes two full months during which schools are not in session (July and August), is the quarter in which we achieve our lowest volume of revenues.

Net Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the maximum dilution from potential common shares issuable pursuant to the exercise of stock options and warrants, if dilutive, outstanding during each period. Potentially dilutive securities consisting of employee and director stock options and warrants to purchase 1,415,000 and 1,432,667 shares of the Company’s common stock as of December 31, 2012 and 2011, respectively, were not included in the diluted net loss per share calculations because their effect would have been anti-dilutive.

Stock Option Plans

Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the vesting period. During the three month periods ended December 31, 2012 and 2011, stock-based compensation totaling $3,500 was recognized in each year based on the fair value of the stock options granted. During the nine months ended December 31, 2012 and 2011, stock-based compensation totaling $60,000 and $8,767, respectively, was recognized.

We estimate the fair value of stock options granted using the Black-Scholes option pricing model. Under this method, the average fair value of stock options granted by the Company during the nine months ended December 31, 2012 was $0.66 per share. In addition to the exercise price of the awards, certain weighted average assumptions were used to estimate the fair value of stock option grants as follows: expected volatility of 97.6%, expected dividend yield of 0%, risk-free interest rate of 0.73% and an expected option term of 5 years.

At December 31, 2012, outstanding options to purchase 1,240,000 shares of the Company’s common stock are fully vested. In addition, certain option grants contain disposition restrictions which prohibit the sale of 50% of the shares acquired by exercising the awarded options until the first anniversary of the grant date and the remaining 50% of the shares acquired by exercising the awarded options until the second anniversary of the grant date. As of December 31, 2012, the fair value of unamortized stock-based compensation expense related to unvested stock options was approximately $15,033, which is expected to be recognized over a remaining vesting period of three years.

The following table summarizes information about stock option activity for the nine months ended December 31, 2012:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at March 31, 2012	1,291,000	$2.10	5.3 years
Granted	75,000	$1.20	10 years
Expired	(106,000)	$1.80	-
Outstanding at December 31, 2012	1,260,000	$2.09	5.3 years	$-

Exercisable at December 31, 2012	1,240,000	$2.10	5.3 years	$-

There were no outstanding options which were exercisable and in-the-money as of December 31, 2012 resulting in no intrinsic value. Aggregate intrinsic value represents the total pretax intrinsic value, based on options with exercise prices less than the Company’s closing price of $0.50 as of December 31, 2012, which would have been recognized by the option holders had these option holders exercised their options as of that date.

Subsequent Events

We have completed an evaluation of the impact of any subsequent events through the date these financial statements were issued and determined that there were no subsequent events requiring disclosure in or adjustment to these financial statements.

Reclassifications

Certain prior year balances have been reclassified to conform with current year classification. In the accompanying consolidated statement of operations, $42,500 and $127,500 of salaries were reclassified from cost of services to selling, general and administrative expenses for the three and nine months ended December 31, 2011, respectively, to more accurately reflect cost of services. These reclassifications have no effect on the Company’s results of operations.

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

Results of Operations – Three and Nine Months ended December 31, 2012 and 2011

Revenues for the three month period ended December 31, 2012 were $665,175, a decrease of 26.4% from the $903,817 reported for the three month period ended December 31, 2011. This decrease was largely the result of a significant reduction in revenue from our school staffing services which decreased approximately 40.5% during the three months ended December 31, 2012 over the comparable three month period in the prior year. As previously described, under our new NYCDOE contract we did not receive a priority designation resulting in a significant decrease in the number of cases referred to us for services. We expect that the reduction in cases referred to us will continue to affect our results during the fourth quarter and beyond.

Revenues for the nine months ended December 31, 2012 were $2,082,077, a decrease of 7.4% from the $2,249,468 reported for the nine month period ended December 31, 2011. SEIT services provided under contract in the New York City region decreased approximately 9.03% during the nine months ended December 31, 2012 as compared to the prior nine month period. Each year, we are required to file a standardized fiscal cost report to New York State which is used to calculate reconciliation tuition rates/adjustment factors and prospective tuition rates for SEIT programs. As a result of this rate reconciliation process, we were required to refund approximately $98,000 to New York City. Approximately $55,000 of additional reserves were recorded in the previous quarter ended September 30, 2012 to supplement previously recorded allowances which contributed to the overall decrease in revenues.

Related services provided based on Individualized Education Plans decreased from $177,118 in the nine months ended December 31, 2011 to $110,378 in the nine months ended December 31, 2012. In addition, revenues generated by school staffing services decreased approximately 1.7% in the nine months ended December 31, 2012 from the corresponding prior year period.

Cost of services as a percentage of revenues for the three and nine month periods ended December 31, 2012 were approximately 60.7% and 63.6%, respectively. During the three and nine months ended December 31, 2011, cost of services as a percentage of revenues were 62.0% and 62.1%, respectively. The cost of services as a percentage of revenue for the three months ended December 31, 2012 decreased from the comparable percentage in the three months ended December 31, 2011 due to lower utilization of clinicians under our tuition-based programs during the period immediately following Superstorm Sandy. The cost of services as a percentage of revenue for the nine months ended December 31, 2012 increased due to the previously mentioned reserves recorded related to SEIT services resulting from the rate reconciliation process.

Selling, general and administrative expenses for the quarterly periods ended December 31, 2012 and 2011 were $490,482 and $481,612, respectively. Selling, general and administrative expenses for the nine months ended December 31, 2012 and 2011 were $1,497,947 and $1,553,740, respectively.

During the three months ended December 31, 2012, we performed impairment valuations of goodwill and intangible assets as a result of changes in our NYCDOE school staffing contract that triggered the need for such a valuation. As a result of these tests, impairment charges totaling $113,346 were recorded to reflect impairments of $75,000 to goodwill and $38,346 to intangible assets.

Interest income for the three and nine month periods ended December 31, 2012 and 2011 was $2,491 and $4,333 and $9,570 and $15,564, respectively. Interest income has decreased in the current fiscal year due to reductions in interest collected on the payment of aged receivables from charter schools and a decrease in interest on the note receivable.

Liquidity and Capital Resources

At December 31, 2012, we had working capital of $2,967,964 as compared to working capital of $3,528,708 at March 31, 2012. We believe that we have sufficient liquidity to meet our needs for beyond the next twelve months.

During the nine months ended December 31, 2012, net cash used by operating activities was $350,095, predominately from an operating loss of $842,914 offset by a decrease in our accounts receivable of $361,895 and goodwill and impairment charges of $113,346.

Cash flows from investing activities for the nine months ended December 31, 2012 of $113,342 included $135,000 of proceeds received from collections of the note receivable offset by capital expenditures of $25,379.

Future minimum lease payments under non-cancelable operating leases and subleases, exclusive of future escalation charges, for the remainder of the fiscal year ending March 31, 2013 and fiscal years ending thereafter are as follows:

Operating
Leases
2013	$42,000
2014	73,000
2015	47,000
2016	51,000
2017	52,000
Thereafter	90,000
Total minimum lease payments	$355,000

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this Report. As of the end of the fiscal quarter ended December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

AMERICAN LEARNING CORPORATION

Date: February 14, 2013	By:	/s/ Gary Gelman
Gary Gelman
Chairman of the Board,
President and Chief Executive Officer

Date: February 14, 2013	By:	/s/ Gary J. Knauer
Gary J. Knauer
Chief Financial Officer,
Treasurer and Secretary

